Form 10-Q
period 2011-03-31
CPM Holdings, Inc.
filed 2011-05-25
CIK 1512574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Commission file number: 333-172207
CPM Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1612494 (I.R.S. Employer Identification No.)

2975 Airline Circle, Waterloo, Iowa (Address of principal executive offices)	50703 (Zip Code)
(319) 464-8275
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 25, 2011
Common Stock, $0.001 par value per share	936,913 shares

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2011

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2011
PART I. Financial Information
Item 1. Financial Statements.
CPM Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
	2010	2011
(dollars in thousands, except per share information)	(as revised)
Assets
Current assets
Cash and cash equivalents	$58,691	$73,997
Restricted customer deposits	28,690	29,712
Accounts receivable, net	42,453	36,527
Inventories	49,898	60,289
Costs and estimated earnings in excess of billings on uncompleted contracts	17,451	25,009
Prepaid expenses and other current assets	2,122	4,345
Deferred taxes	3,277	3,308

Total current assets	202,582	233,187
Property, plant and equipment, net	18,398	17,007
Trademarks	54,099	54,447
Goodwill	125,306	126,786
Other intangibles, net	67,026	60,526

Total assets	$467,411	$491,953

Liabilities and Equity
Current liabilities
Accounts payable	$20,904	$25,954
Accrued expenses	35,275	40,838
Billings in excess of costs and estimated earnings on uncompleted contracts	51,745	55,029

Total current liabilities	107,924	121,821

Long-term debt	196,878	197,207
Deferred taxes	9,050	10,783
Other liabilities	4,180	2,880

Total liabilities	318,032	332,691

Commitments and contingencies

Equity
Parent Company stockholders’ equity
Common stock, $.001 par value, authorized shares 1,100,000; shares issued and outstanding 936,913	1	1
Additional paid-in capital	82,478	82,633
Retained earnings	67,965	71,097
Accumulated other comprehensive loss	(5,958)	(1,907)

Total Parent Company stockholders’ equity	144,486	151,824

Noncontrolling interest	4,893	7,438

Total equity	149,379	159,262

Total liabilities and equity	$467,411	$491,953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(dollars in thousands)	2010	2011	2010	2011

Net sales	$73,444	$85,953	$134,451	$176,424
Cost of goods sold	52,288	59,390	97,037	127,150

Gross profit	21,156	26,563	37,414	49,274

Operating expenses
Selling, general and administrative expenses	11,282	12,352	21,817	23,315
Amortization expense	2,775	2,641	5,514	5,309
Management fees	625	500	1,250	1,125

Total operating expenses	14,682	15,493	28,581	29,749

Income from operations	6,474	11,070	8,833	19,525

Other expense (income)
Interest expense	6,242	6,105	12,776	12,002
Interest income	(211)	(612)	(373)	(1,167)

Total other expense	6,031	5,493	12,403	10,835

Income (loss) before income taxes	443	5,577	(3,570)	8,690
Income tax expense (benefit)	753	2,000	(1,097)	3,149

Net income (loss)	(310)	3,577	(2,473)	5,541
Less: Net income attributable to noncontrolling interest	445	1,219	1,135	2,409

Net income (loss) attributable to Parent Company	$(755)	$2,358	$(3,608)	$3,132

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)
(Unaudited)

	Parent Company Stockholders’ Equity
					Accumulated	Parent
			Additional		Other	Company	Noncontrolling
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Interest in	Total
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Subsidiary	Equity

Balances at September 30, 2009	936,913	$1	$81,838	$71,944	$(5,167)	$148,616	$2,525	$151,141

Stock-based compensation	—	—	243	—	—	243	—	243
Stock subscription note repayment	—	—	397	—	—	397	—	397
Comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	—	(435)	(435)	78	(357)
Net income (loss)	—	—	—	(3,979)	—	(3,979)	2,290	(1,689)

Total comprehensive income (loss)						(4,414)	2,368	(2,046)

Balances at September 30, 2010 (as reported)	936,913	1	82,478	67,965	(5,602)	144,842	4,893	149,735

Prior period revision (see note 3)	—	—	—	—	(356)	(356)	—	(356)

Balances at September 30, 2010 (as revised)	936,913	1	82,478	67,965	(5,958)	144,486	4,893	149,379
Stock-based compensation	—	—	155	—	—	155	—	155
Comprehensive income, net of tax
Foreign currency translation adjustment	—	—	—	—	4,051	4,051	136	4,187
Net income	—	—	—	3,132	—	3,132	2,409	5,541

Total comprehensive income						7,183	2,545	9,728

Balances at March 31, 2011	936,913	$1	$82,633	$71,097	$(1,907)	$151,824	$7,438	$159,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	March 31,
(dollars in thousands)	2010	2011

Net cash provided by (used in) operating activities	$(3,755)	$13,848

Cash flows from investing activities
Purchases of property, plant and equipment	(1,263)	(810)
Proceeds on sales of property, plant and equipment	—	353
Acquisition of other intangibles	(1,485)	—

Net cash used in investing activities	(2,748)	(457)

Cash flows from financing activities
Payments of long-term debt	(9)	—
Proceeds from revolving credit facilities	696	—
Payments on revolving credit facilities	(696)	—
Payments of deferred financing fees	(914)	—
Stock subscription note repayment	397	—

Net cash used in financing activities	(526)	—

Effect of foreign exchange rate changes on cash and cash equivalents	(1,576)	1,915

Net increase (decrease) in cash and cash equivalents	(8,605)	15,306

Cash and cash equivalents
Beginning of period	54,989	58,691

End of period	$46,384	$73,997

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)
1.	Basis of Presentation
The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the fiscal year ended September 30, 2010 included on Form S-4, filed with the SEC.
2.	Description of Business
CPM Holdings, Inc. (the “Company” or “CPM” or “Parent”), is engaged in the design, production and marketing of process systems, equipment and parts and services utilized primarily in the agricultural and food producing/processing industries. The Company’s businesses fall into three reporting segments: Process Equipment, Engineered Process Systems and All Other.
The Process Equipment segment manufactures and sells process machinery and other equipment utilized primarily in the agricultural and food producing/processing industries. Products include the manufacture of mills, flakers, and dryers.
The Engineered Process Systems segment sells engineering, design and layout services along with outsourced process equipment for extraction, oilseed processing, biodiesel and edible oil refining industries.
The All Other segment designs, manufactures and sells extrusion equipment, thermal processing equipment and process scaling systems utilized primarily in the plastics, agricultural and other industries.
Operations are worldwide and include production and sales facilities in the United States, the Netherlands, United Kingdom, Singapore, China, Brazil and Argentina.
3.	Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance which amends the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new model for determining who should consolidate a variable-interest entity, changes to when it is necessary to reassess who should consolidate a variable-interest entity, and requires additional disclosures about a Company’s involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not impact the Company’s financial position or results of operations.
In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this standard did not impact the Company’s financial position or results of operations.
In January 2010, the FASB issued guidance that amends existing disclosure requirements for fair value measurements. The amendments require companies to add disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The guidance is effective for fiscal years beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not impact the Company’s financial position or results of operations.
In July 2010, the FASB issued guidance that amends disclosure requirements related to financing receivables. The amendment requires disclosures of information regarding the credit quality, aging, nonaccrual status and impairments by class of receivable. A receivable class is a subdivision of a portfolio segment with similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The effective date for disclosures as of the end of the reporting period is for interim and annual reporting periods ending on or after December 15, 2010. The effective date for disclosures for activity during the reporting period is for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance did not impact the Company’s financial position or results of operations.
Prior Period Revisions
During the three month period ended March 31, 2011, the Company determined that the foreign currency translation adjustments included within other comprehensive income in the statement of changes in equity and other comprehensive income had historically not been recorded net of income taxes. As a result, the Company has corrected the 2010 balance sheet and statements of changes in equity and other comprehensive income to appropriately reflect the tax effects of the foreign currency translation adjustments on other comprehensive income for this period. This correction had no impact on the results of operations and cash flows, and the Company concluded that the impact to the 2010 balance sheet and statements of changes in equity and comprehensive income is immaterial. The revisions to the Company’s historical financial statements are as follows:

	As Reported	Adjustment	As Revised
September 30, 2010:

Deferred tax liability	8,694	356	9,050
Total liabilities	317,676	356	318,032
Accumulated Other comprehensive income (loss)	(5,602)	(356)	(5,958)
Total Parent Company stockholders’ equity	144,842	(356)	144,486
Total Parent Company comprehensive income (loss)	(4,414)	(356)	(4,770)
Total equity	149,735	(356)	149,379
4.	Selected Consolidated Financial Statement Information
Inventories

	September 30,	March 31,
	2010	2011
Raw materials	$14,145	$14,429
Work-in-process	7,535	12,761
Finished goods	28,218	33,099

	$49,898	$60,289

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Accrued Warranties

	Twelve months	Six months
	ended	ended
	September 30,	March 31,
	2010	2011
Accrued warranties
Beginning of period	$1,820	$2,089
Settlements made	(1,363)	(530)
Change in liability related to product warranties issued	1,632	665

End of period	$2,089	$2,224

Contracts in Progress

	September 30,	March 31,
	2010	2011
Costs incurred on uncompleted contracts	$256,010	$286,820
Estimated earnings on uncompleted contracts	58,951	62,514
Less: Billings on contracts in progress	(349,255)	(379,354)

	$(34,294)	$(30,020)

These amounts are included in the unaudited consolidated financial statements as follows:

	September 30,	March 31,
	2010	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$17,451	$25,009
Billings in excess of costs and estimated earnings on uncompleted contracts	(51,745)	(55,029)

	$(34,294)	$(30,020)

5.	Debt
The Company’s debt at September 30, 2010 and March 31, 2011, consists of the following:

	September 30,	March 31,
	2010	2011
Senior Notes, net of unamortized discount	$196,878	$197,207
Less: Amounts due within one year	—	—

	$196,878	$197,207

In August 2009, the Company issued $200,000 of Senior Notes due September 1, 2014 at 98.101% of par (the “Senior Notes”), resulting in an original issue discount of $3,798. The original issue discount was $3,122 and $2,793 at September 30, 2010 and March 31, 2011, respectively. The original issue discount is being amortized using the effective interest method over the term of the debt. The Senior Notes bear interest at 10.625% per year and provide for semi-annual interest payments, in arrears, due on March 1 and September 1. All principal will be paid at maturity. The net proceeds from the offering were used to retire the remaining outstanding borrowings on the previous term loan and revolving credit facility, which provided for a term loan of $210,000 and a revolving credit facility up to $30,000.
The Senior Notes are subject to certain covenants and restrictions, such as restrictions on the payment of dividends, incurrence of certain additional indebtedness, issuance of preferred stock or entering into certain merger transactions, as defined by the Senior Notes Offering Memorandum. The Senior Notes are collateralized by a second priority interest in

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
the Company’s U.S. current assets and a first priority interest in substantially all of the Company’s U.S. other assets. The Senior Notes are also guaranteed by the Company’s U.S. subsidiaries.
The Senior Notes contain an optional redemption feature whereby the Company can redeem all or a portion of the Senior Notes, including applicable premiums for early redemptions as defined in the agreement. In addition, the Senior Notes have a change of control provision which gives each holder the right to require the Company to purchase all or a portion of such holders’ Senior Notes upon a change in control, as defined in the agreement, at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase.
In November 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions which provides for a revolving credit facility consisting of a revolving credit loan and letters of credit in an aggregate amount of up to $14,500, including swing line loans in the principal amount of $5,000. The swing line loans are subfacilities of the revolving credit facility used for daily fluctuations on borrowings. As of September 30, 2010 and March 31, 2011, there were no borrowings outstanding under the revolving credit facility. The availability under the facility is subject to a borrowing base, which is based on the eligible receivables and inventory of the Company’s U.S. subsidiaries. Under the revolving credit facility, the Company had unused credit of $14,500 at September 30, 2010 and March 31, 2011. The credit available for borrowing was limited by the borrowing base to $12,500 and $11,000 on September 30, 2010 and March 31, 2011, respectively. The Credit Agreement expires on April 20, 2013.
At the Company’s option, borrowings under the revolving credit facility are either Base Rate loans, bearing interest at a rate equal to the greater of (a) the lender’s prime rate (3.25% at March 31, 2011), (b) the LIBOR rate (0.25% at March 31, 2011) plus 1.00% or (c) the federal funds rate (0.10% at March 31, 2011) plus 0.50%; or Eurodollar loans, bearing interest at the adjusted LIBOR rate (0.42% at March 31, 2011). Interest on the Base Rate loans is payable on the last day of each calendar month. Interest on the Eurodollar loans is payable on the last day of each interest period relating to such loan, but not to exceed six months. An applicable margin is added for the Base Rate loans and Eurodollar loans ranging from 2.75% and 4.25%, based on the Company’s fixed charge coverage ratio at the end of a given period, as further defined in the Credit Agreement.
Commitment fees on the revolving credit facility range from 0.625% to 0.75% per year payable quarterly in amounts. Commitment fees on the letters of credit vary, as further defined in the Credit Agreement, and range from 3.75% to 4.25% (or 2.00% if cash collateralized) payable quarterly. Total commitment fees under the revolving credit facility were $31 and $31 for the three month periods ended March 31, 2010 and 2011, respectively, and $55 and $59 for the six month periods ended March 31, 2010 and 2011, respectively. Outstanding letters of credit were $300 and $4,029 at September 30, 2010 and March 31, 2011, respectively. In conjunction with entering into the Credit Agreement, the Company paid $914 in costs capitalized as deferred financing fees, consisting of legal, accounting and deal fees directly related to consummation of the Credit Agreement.
Borrowings under the revolving credit facility are subject to certain restrictive financial covenants, including a fixed charge coverage ratio. The Credit Agreement also includes a subjective acceleration clause which permits the financial institution to accelerate the due date of the facility under certain circumstances, including, but not limited to, material adverse effect on the Company’s financial status or otherwise. Borrowings under the Credit Agreement are collateralized by a first priority security interest in substantially all U.S. current assets of the Company and are guaranteed by the Company’s U.S. subsidiaries. The Credit Agreement also requires the Company to maintain all of its U.S. lockbox accounts, disbursement accounts and other operating accounts with the lenders.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The Company entered into interest rate swap agreements under the provisions of their previous credit agreement to swap a variable rate of interest for fixed rates. The effective date of the swaps ranged from September 2007 through January 2008, and they expired at various dates from September 2010 through January 2011. The Company’s interest rate swap contracts are not associated with any of the Company’s existing debt at September 30, 2010 and March 31, 2011. The interest rate swap contracts were reflected at fair value and the related gains of $865 and $130 for the three month periods ended March 31, 2010 and 2011, respectively, and $1,663 and $802 for the six month periods ended March 31, 2010 and 2011, respectively, were recorded as a component of interest expense in the consolidated statements of operations. The fair value of the interest rate swaps were determined using a valuation model that reflected the contractual terms of the derivatives, the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of the counterparty. The model used did not contain a high level of subjectivity, as the methodologies used in the model did not require significant judgment, and inputs to the model were level 2 inputs readily observable from actively quoted markets. The fair value of the interest rate swaps of $802 and $0 was included in accrued expenses in the consolidated balance sheets at September 30, 2010 and March 31, 2011, respectively. Any interest differentials received or paid under the interest rate swap contracts were recognized as an adjustment to interest expense on the consolidated statements of operations.
6.	Income Taxes
Income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the U.S. statutory rate for the three and six months ended March 31, 2010 and 2011 primarily due to state income taxes, permanent items such as meals and entertainment and stock based compensation, and foreign taxes. Our effective tax rate decreased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to the mix of income or loss in our U.S. and foreign jurisdictions, and a decrease in the impact of foreign permanent items and state taxes to the effective tax rate. Our effective tax rate increased during the six months ended March 31, 2011 compared to the six months ended March 31, 2010 due to the mix of income or loss in our U.S. and foreign jurisdictions, and a decrease in the impact of foreign permanent items and state taxes on the effective tax rate.
The Company recognizes the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. During the three and six months ended March 31, 2011, one of the uncertain tax liabilities was reversed as it no longer met the more likely than not criteria based upon current quarter activity thus reducing the related liability and decreasing deferred taxes by $1.3 million. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
7.	Commitments and Contingencies
Litigation
The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
8.	Segment and Geographic Data
The Company identified three reportable segments: Process Equipment, Engineered Process Systems and All Other. Segment selection was based on the internal organizational structure, management of operations and performance evaluation by the chief operating decision maker.
Corporate and Unallocated includes corporate expenses determined to be nonallocable to the segments, interest income, interest expense and income taxes. Assets included in Corporate and Unallocated principally are cash and cash equivalents, certain prepaid expenses and other current assets, and deferred taxes. Segment allocated assets are primarily accounts receivable, inventories, property, plant and equipment, goodwill and intangible assets, and certain other assets. Reconciling items included in Corporate and Unallocated are created based on accounting differences between segment reporting and the consolidated, external reporting as well as internal allocation methodologies.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Segment detail is summarized as follows:

		Engineered
	Process	Process		Corporate
	Equipment	Systems		and	Total
	Segment	Segment	All Other	Unallocated	Company
Three months ended March 31, 2010
Net sales	$39,020	$27,021	$7,403	$—	$73,444
Income (loss) before income taxes	7,134	860	(381)	(7,170)	443
Depreciation and amortization	736	1,992	826	845	4,399
Capital expenditures	874	2	46	1	923

Six months ended March 31, 2010
Net sales	68,930	50,039	15,482	—	134,451
Income (loss) before income taxes	11,836	203	(578)	(15,031)	(3,570)
Depreciation and amortization	1,492	3,936	1,668	1,618	8,714
Capital expenditures	1,151	21	53	38	1,263

Three months ended March 31, 2011
Net sales	35,601	40,844	9,508	—	85,953
Income (loss) before income taxes	5,305	6,274	735	(6,737)	5,577
Depreciation and amortization	827	1,943	794	857	4,421
Capital expenditures	229	27	60	314	630

Six months ended March 31, 2011
Net sales	70,366	85,555	20,503	—	176,424
Income (loss) before income taxes	10,785	9,505	1,853	(13,453)	8,690
Depreciation and amortization	1,532	3,890	1,624	1,715	8,761
Capital expenditures	299	63	134	314	810

Total assets March 31, 2011	218,827	216,502	30,924	25,700	491,953
9.	Related Party Transactions
The Company has a management advisory agreement with GGEP Management, L.L.C. and GGEP Management Ltd. (“Gilbert”) which are related parties. The agreement requires an annual management fee for management services provided, plus certain fees and expenses. Expense under the management agreement was $625 and $500 for the three month periods ended March 31, 2010 and 2011, respectively, and $1,250 and $1,125 for the six month periods ended March 31, 2010 and 2011, respectively.
10.	Guarantor Subsidiary Financial Information
The Senior Notes issued in August 2009 (Note 5) have been guaranteed, fully and unconditionally on a joint and several basis, by its 100% owned U.S. domestic subsidiaries. The following condensed consolidating balance sheets at September 30, 2010 and March 31, 2011, the condensed consolidating statements of operations for the three and six month periods ended March 31, 2010 and 2011, and the condensed consolidating statements of cash flows for the six month periods ended March 31, 2010 and 2011 have been prepared in accordance with the requirements for presentation of Rule 3-10(f) of Regulation S-X promulgated under the Securities Act. These condensed consolidating statements reflect CPM Holding, Inc. as the issuer of the Senior Notes, the Company’s wholly owned U.S. domestic subsidiaries as the guarantors presented on a combined basis, the Company’s non-guarantor subsidiaries presented on a combined basis, and consolidating and eliminating adjustments, to combine such entities on a consolidated basis.
Condensed Consolidating Balance Sheet
September 30, 2010
(as revised)

	Parent	Guarantors	Non-Guarantors
(dollars in thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$2,930	$55,761	$—	$58,691
Restricted customer deposits	—	—	28,690	—	28,690
Accounts receivable, net	2,261	45,199	37,762	(42,769)	42,453
Inventories	—	25,132	24,766	—	49,898
Costs and estimated earnings in excess of billings on uncompleted contracts	—	3,374	14,077	—	17,451
Prepaid expenses and other current assets	—	676	1,446	—	2,122
Deferred taxes	—	2,971	306	—	3,277

Total current assets	2,261	80,282	162,808	(42,769)	202,582
Property, plant and equipment, net	—	12,079	6,319	—	18,398
Investment in subsidiaries	323,564	57,566	—	(381,130)	—
Trademarks	—	53,696	403	—	54,099
Goodwill	—	116,084	9,222	—	125,306
Other intangibles, net	8,860	54,195	3,971	—	67,026

Total assets	$334,685	$373,902	$182,723	$(423,899)	$467,411

Liabilities and Equity
Current liabilities
Accounts payable	$—	$14,132	$49,541	$(42,769)	$20,904
Accrued expenses	1,799	12,792	20,684	—	35,275
Billings in excess of costs and estimated earnings on uncompleted contracts	—	6,922	44,823	—	51,745

Total current liabilities	1,799	33,846	115,048	(42,769)	107,924
Long-term debt	196,878	—	—	—	196,878
Deferred taxes	(8,478)	12,312	5,216	—	9,050
Other liabilities	—	4,180	—	—	4,180

Total liabilities	190,199	50,338	120,264	(42,769)	318,032

Commitments and contingencies
Equity
Total Parent Company stockholders’ equity	144,486	323,564	57,566	(381,130)	144,486
Noncontrolling interest	—	—	4,893	—	4,893

Total equity	144,486	323,564	62,459	(381,130)	149,379

Total liabilities and equity	$334,685	$373,902	$182,723	$(423,899)	$467,411

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

	Parent	Guarantor	Non-Guarantor
(dollars in thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$41,154	$36,533	$(4,243)	$73,444
Cost of goods sold	—	28,456	28,075	(4,243)	52,288

Gross profit	—	12,698	8,458	—	21,156

Operating expenses	102	9,272	5,308	—	14,682

Income (loss) from operations	(102)	3,426	3,150	—	6,474

Interest expense (income), net	5,906	268	(143)	—	6,031

Income (loss) before income taxes	(6,008)	3,158	3,293	—	443
Income tax expense (benefit)	(2,114)	1,271	1,596	—	753

Income (loss) before equity income (loss) in subsidiaries	(3,894)	1,887	1,697	—	(310)
Equity in income (loss) of subsidiaries	3,139	1,252	—	(4,391)	—

Net income (loss)	(755)	3,139	1,697	(4,391)	(310)
Less: Net income attributable to noncontrolling interest	—	—	445	—	445

Net income (loss) attributable to Parent Company	$(755)	$3,139	$1,252	$(4,391)	$(755)

Condensed Consolidating Statement of Operations
Six Months Ended March 31, 2010

	Parent	Guarantor	Non-Guarantor
(dollars in thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$70,853	$72,635	$(9,037)	$134,451
Cost of goods sold	—	50,343	55,731	(9,037)	97,037

Gross profit	—	20,510	16,904	—	37,414

Operating expenses	199	17,850	10,532	—	28,581

Income (loss) from operations	(199)	2,660	6,372	—	8,833

Interest expense (income), net	12,134	525	(256)	—	12,403

Income (loss) before income taxes	(12,333)	2,135	6,628	—	(3,570)
Income tax expense (benefit)	(4,839)	932	2,810	—	(1,097)

Income (loss) before equity income (loss) in subsidiaries	(7,494)	1,203	3,818	—	(2,473)
Equity in income (loss) of subsidiaries	3,886	2,683	—	(6,569)	—

Net income (loss)	(3,608)	3,886	3,818	(6,569)	(2,473)
Less: Net income attributable to noncontrolling interest	—	—	1,135	—	1,135

Net income (loss) attributable to Parent Company	$(3,608)	$3,886	$2,683	$(6,569)	$(3,608)

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2010

	Parent	Guarantor	Non-Guarantor
(dollars in thousands)	Issuer	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operating activities	$(12,163)	$(2,834)	$11,242	$(3,755)

Cash flows from investing activities
Purchases of property, plant and equipment	—	(828)	(435)	(1,263)
Acquisition of other intangibles	—	(1,000)	(485)	(1,485)

Net cash used in investing activities	—	(1,828)	(920)	(2,748)

Cash flows from financing activities
Payments of long-term debt	—	—	(9)	(9)
Proceeds from revolving credit facilities	—	696	—	696
Payments on revolving credit facilities	—	(696)	—	(696)
Proceeds (payments) of dividends	—	4,400	(4,400)	—
Payments of deferred financing fees	—	(914)	—	(914)
Stock subscription note repayment	397	—	—	397
Investment in subsidiaries	11,766	(15,473)	3,707	—

Net cash provided by (used in) financing activities	12,163	(11,987)	(702)	(526)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,576)	(1,576)

Net increase (decrease) in cash and cash equivalents	—	(16,649)	8,044	(8,605)
Cash and cash equivalents
Beginning of period	—	19,117	35,872	54,989

End of period	$—	$2,468	$43,916	$46,384

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Condensed Consolidating Balance Sheet
March 31, 2011

	Parent	Guarantors	Non-Guarantors
(dollars in thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$14,870	$59,127	$—	$73,997
Restricted customer deposits	—	4,029	25,683	—	29,712
Accounts receivable, net	2,260	45,245	36,161	(47,139)	36,527
Inventories	—	29,135	31,154	—	60,289
Costs and estimated earnings in excess of billings on uncompleted contracts	—	3,789	21,220	—	25,009
Prepaid expenses and other current assets	—	1,613	2,732	—	4,345
Deferred taxes	—	3,018	290	—	3,308

Total current assets	2,260	101,699	176,367	(47,139)	233,187
Property, plant and equipment, net	—	11,008	5,999	—	17,007
Investment in subsidiaries	328,049	58,808	—	(386,857)	—
Trademarks	—	54,035	412	—	54,447
Goodwill	—	117,369	9,417	—	126,786
Other intangibles, net	7,716	49,841	2,969	—	60,526

Total assets	$338,025	$392,760	$195,164	$(433,996)	$491,953

Liabilities and Equity
Current liabilities
Accounts payable	$—	$19,124	$53,969	$(47,139)	$25,954
Accrued expenses	(2,528)	21,273	22,093	—	40,838
Billings in excess of costs and estimated earnings on uncompleted contracts	—	7,823	47,206	—	55,029

Total current liabilities	(2,528)	48,220	123,268	(47,139)	121,821
Long-term debt	197,207	—	—	—	197,207
Deferred taxes	(8,478)	13,611	5,650	—	10,783
Other liabilities	—	2,880	—	—	2,880

Total liabilities	186,201	64,711	128,918	(47,139)	332,691

Commitments and contingencies
Equity
Total Parent Company stockholders’ equity	151,824	328,049	58,808	(386,857)	151,824
Noncontrolling interest	—	—	7,438	—	7,438

Total equity	151,824	328,049	66,246	(386,857)	159,262

Total liabilities and equity	$338,025	$392,760	$195,164	$(433,996)	$491,953

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2011

	Parent	Guarantor	Non-Guarantor
(dollars in thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$40,483	$52,037	$(6,567)	$85,953
Cost of goods sold	—	29,175	36,782	(6,567)	59,390

Gross profit	—	11,308	15,255	—	26,563

Operating expenses	78	7,457	7,958	—	15,493

Income (loss) from operations	(78)	3,851	7,297	—	11,070

Interest expense (income), net	6,196	(92)	(611)	—	5,493

Income (loss) before income taxes	(6,274)	3,943	7,908	—	5,577
Income tax expense (benefit)	(2,177)	1,456	2,721	—	2,000

Income (loss) before equity income (loss) in subsidiaries	(4,097)	2,487	5,187	—	3,577
Equity in income (loss) of subsidiaries	6,455	3,968	—	(10,423)	—

Net income (loss)	2,358	6,455	5,187	(10,423)	3,577
Less: Net income attributable to noncontrolling interest	—	—	1,219	—	1,219

Net income (loss) attributable to Parent Company	$2,358	$6,455	$3,968	$(10,423)	$2,358

Condensed Consolidating Statement of Operations
Six Months Ended March 31, 2011

	Parent	Guarantor	Non-Guarantor
(dollars in thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$74,113	$114,895	$(12,584)	$176,424
Cost of goods sold	—	53,904	85,830	(12,584)	127,150

Gross profit	—	20,209	29,065	—	49,274

Operating expenses	155	15,283	14,311	—	29,749

Income (loss) from operations	(155)	4,926	14,754	—	19,525

Interest expense (income), net	12,215	(245)	(1,135)	—	10,835

Income (loss) before income taxes	(12,370)	5,171	15,889	—	8,690
Income tax expense (benefit)	(4,299)	1,934	5,514	—	3,149

Income (loss) before equity income (loss) in subsidiaries	(8,071)	3,237	10,375	—	5,541
Equity in income (loss) of subsidiaries	11,203	7,966	—	(19,169)	—

Net income (loss)	3,132	11,203	10,375	(19,169)	5,541
Less: Net income attributable to noncontrolling interest	—	—	2,409	—	2,409

Net income (loss) attributable to Parent Company	$3,132	$11,203	$7,966	$(19,169)	$3,132

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2011

	Parent	Guarantor	Non-Guarantor
(dollars in thousands)	Issuer	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operating activities	$(12,370)	$15,842	$10,376	$13,848

Cash flows from investing activities
Purchases of property, plant and equipment	—	(505)	(305)	(810)
Proceeds on sales of property, plant and equipment	—	349	4	353

Net cash used in investing activities	—	(156)	(301)	(457)

Cash flows from financing activities
Proceeds (payments) of dividends	—	9,097	(9,097)	—
Investment in subsidiaries	12,370	(12,843)	473	—

Net cash provided by (used in) financing activities	12,370	(3,746)	(8,624)	—

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,915	1,915

Net increase in cash and cash equivalents	—	11,940	3,366	15,306

Cash and cash equivalents
Beginning of period	—	2,930	55,761	58,691

End of period	$—	$14,870	$59,127	$73,997

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding market conditions and outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Forward-Looking Statements” and “Risk Factors” in our Registration Statement on Amended Form S-4 as filed with the SEC on May 16, 2011. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Company Overview
We are a global leader in the design, production and marketing of high-quality, efficient, durable process systems, equipment and after-market parts and services for the oilseed, animal feed, breakfast cereal and snack food and biofuels processing industries. We believe that we have the number one or number two global market position, based on sales revenue, in each of our core markets. We have an installed base of more than 10,000 proprietary machines and provided after-market parts and services to over 2,500 customers in fiscal 2010. We serve a diverse customer base from small independent producers to large, blue-chip companies. We employ a flexible, modular design philosophy which minimizes engineering investment while meeting exacting customer requirements. We outsource most of our machining and fabrication of components and perform assembly and testing either in-house or at the customer’s location. This business model provides a flexible cost structure and limits capital expenditure requirements.
Business Segments
We operate our company through three business segments: our Engineered Process Systems segment, our Process Equipment segment, and All Other. Our Process Equipment segment manufactures and sells process machinery and other equipment utilized primarily in the agricultural and food producing/processing industries. Our Engineered Process Systems segment sells engineering, design and layout services, along with outsourced process equipment, for the oilseed processing, biodiesel and edible oil refining industries. The remainder of our business is included in our All Other segment and involves the design, manufacturing and selling of process machinery for the plastics compounding, two-piece beverage container and other industries.
Market Conditions and Outlook
For the six months ended March 31, 2011, our net sales and operating income increased at each of our business segments when compared to the six months ended March 31, 2010. These results are consistent with the increase in our backlog and the improvements in our end markets. We believe that we will experience continued growth in our net sales and operating income at each of our business segments through the remainder of fiscal 2011. This belief is supported by our increasing backlog as evidenced below. There can be no assurance, however, that our net sales or operating income in fiscal 2011 will meet our forecast.
Due to our high level of outsourcing, we continue to be able to rapidly adjust our operations in response to the improving market conditions. This allows us to take advantage of the new opportunities as they are presented.
Backlog
As of March 31, 2011, we had a consolidated backlog of $237.0 million. This figure compares to a consolidated backlog of $204.8 million and $186.7 million at September 30, 2010 and March 31, 2010, respectively. An order normally becomes part of our backlog after we receive a customer down payment or a letter of credit against the order. Our backlog is a measure of unrecognized revenue on booked orders. Our backlog provides revenue visibility into the next three to 18 months, depending on project lead-times and delivery requirements. Historically, once placed in our backlog, our customers have rarely canceled orders. There can be no assurance, however, that our consolidated backlog will convert into revenue.
Results of Operations

The following table sets forth, for the periods indicated, amounts derived from our consolidated statements of operations and related percentages of total net sales.

	Three Months Ended March 31,				Six Months Ended March 31,
(Dollars in thousands)	2010		2011		2010		2011
Statement of Operations Data:
Net sales
Process Equipment	$39,020	53.1%	$35,601	41.4%	$68,930	51.3%	$70,366	39.9%
Engineered Process Systems	27,022	36.8	40,844	47.5	50,039	37.2	85,555	48.5
All Other	7,402	10.1	9,508	11.1	15,482	11.5	20,503	11.6

Total net sales	73,444	100.0	85,953	100.0	134,451	100.0	176,424	100.0
Cost of goods sold	52,288	71.2	59,390	69.1	97,037	72.2	127,150	72.1

Gross profit	21,156	28.8	26,563	30.9	37,414	27.8	49,274	27.9
Selling, general and administrative expenses	11,282	15.4	12,352	14.4	21,817	16.2	23,315	13.2
Other operating expenses	3,400	4.6	3,141	3.6	6,764	5.1	6,434	3.6

Income from operations	6,474	8.8	11,070	12.9	8,833	6.5	19,525	11.1
Interest expense, net	6,031	8.2	5,493	6.4	12,403	9.2	10,835	6.1

Income (loss) before income taxes	443	0.6	5,577	6.5	(3,570)	(2.7)	8,690	5.0
Income tax (benefit) expense	753	1.0	2,000	2.4	(1,097)	(0.8)	3,149	1.8

Net income (loss)	(310)	(0.4)	3,577	4.1	(2,473)	(1.9)	5,541	3.2
Net income attributable to noncontrolling interest	445	0.6	1,219	1.4	1,135	0.8	2,409	1.4

Net income (loss) attributable to Parent Company	$(755)	(1.0)%	$2,358	2.7%	$(3,608)	(2.7)%	$3,132	1.8%

Three months ended March 31, 2011 compared to three months ended March 31, 2010
Net sales. Net sales for the three months ended March 31, 2011 increased $12.5 million, or 17.0%, to $86.0 million from $73.4 million for the corresponding period in 2010. Net sales in our Process Equipment segment decreased $3.4 million, to $35.6 million compared to $39.0 million for the corresponding period in 2010. This decrease was primarily due to decreased thermal processing equipment sales of $6.1 million, primarily in the United States and Europe, and decreased oilseed processing equipment sales of $1.6 million, primarily in Asia. Both of these decreases were primarily related to timing as fewer large projects shipped during the three months ended March 31, 2011 compared to the corresponding period in 2010. These decreases were partially offset by increased animal feed equipment sales of $5.5 million, primarily in the Americas, Europe, and Asia.
Net sales in our Engineered Process Systems segment for the three months ended March 31, 2011 increased $13.8 million, to $40.8 million compared to $27.0 million for the corresponding period in 2010, principally due to increased sales of $16.6 million to the oilseed processing markets in all geographies, except Latin America. This increase was partially offset by decreased biodiesel sales of $2.7 million in Latin America.
Net sales in our All Other segment increased $2.1 million, or 28.4%, to $9.5 million for the three months ended March 31, 2011 from $7.4 million for the corresponding period in 2010, due to increased two-piece beverage container machinery sales of $2.0 million, primarily in Asia and Europe.
Cost of goods sold. Cost of goods sold increased by $7.1 million from $52.3 million, or 71.2% of net sales, for the three months ended March 31, 2010 to $59.4 million, or 69.1% of net sales, in the current year. The improvement in cost of sales as a percentage of net sales is a result of improved margins at all three of our business segments. This improvement was driven primarily by volume efficiencies and reduced pricing pressure as business levels in our significant end markets return from recessionary levels.
Gross profit. As a result of the foregoing, gross profit for the three months ended March 31, 2011 increased by $5.4 million, or 25.6%, to $26.6 million, or 30.9% of net sales, from $21.2 million, or 28.8% of net sales, for the corresponding period in 2010.
Selling, general and administrative expenses. SG&A expenses increased from $11.3 million for the three months ended March 31, 2010 to $12.4 million for the current year, an increase of approximately $1.1 million, or 9.5%. The increase was primarily due to increased legal and accounting expenses related to our Registration Statement on Amended Form S-4, as filed with the SEC on May 16, 2011 of $0.7 million and increased direct selling costs resulting from higher net sales. As a percentage of net sales, SG&A expenses decreased from 15.4% for the three months ended March 31, 2010 to 14.4% for the current year. The percentage decrease in SG&A as a percentage of net sales is a direct result of the fixed nature of a majority of our SG&A expenses.

Other operating expenses. Other operating expenses decreased from $3.4 million for the three months ended March 31, 2010 to $3.1 million for the current year, a decrease of approximately $0.3 million due to decreased amortization of intangible assets and lower management fees.
Income from operations. Income from operations increased from $6.5 million for the three months ended March 31, 2010 to $11.1 million for the same period in 2011, an increase of $4.6 million. As a percentage of net sales, income from operations increased from 8.8% for the three months ended March 31, 2010 to 12.9% for the corresponding period in 2011 as a result of the factors mentioned above, particularly the increased sales.
Interest expense, net. Interest expense, net, for the three months ended March 31, 2011 was $5.5 million compared to $6.0 million for the corresponding period in 2010. The decrease was due to the expiration of our interest rate swap contracts resulting in a $0.3 million reduction in interest expense and increased interest income of $0.4 million.
Provision for income taxes. The provision for income taxes was an expense of $2.0 million for the three months ended March 31, 2011 compared to $0.8 million for the corresponding period in 2010. The provision for income taxes reflects the combined federal, state and provincial statutory rate of approximately 35.9% and 170.0% for the three months ended March 31, 2011 and 2010, respectively. Our combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which we operate and the proportion of taxable income earned in each of those tax jurisdictions. The provision for income taxes for the three months ended March 31, 2010 differs from the expected income tax expense computed by applying the statutory United States federal tax rates to income before income taxes primarily due to state income taxes, permanent differences between book income and taxable income, valuation allowances against foreign losses and our limited ability to utilize foreign tax credits to offset U.S. tax liabilities.
Net income  attributable to noncontrolling interest. This is the net income attributable to our joint venture partner. The increase of $0.8 million from $0.4 million for the three months ended March 31, 2010 to $1.2 million for the current year is a result of the increased profitability of our Chinese joint venture.
Net income (loss) attributable to parent company. As a result of the foregoing, net income increased from a loss of $0.8 million for the three months ended March 31, 2010 to income of $2.4 million for the three months ended March 31, 2011.
Six months ended March 31, 2011 compared to six months ended March 31, 2010
Net sales. Net sales for the six months ended March 31, 2011 increased $41.9 million, or 31.2%, to $176.4 million from $134.5 million for the corresponding period in 2010. Net sales in our Process Equipment segment increased $1.4 million, to $70.4 million compared to $68.9 million for the corresponding period in 2010. This increase was primarily due to increased animal feed sales of $9.5 million in all geographies and increased biofuels sales of $2.1 million, primarily in Europe. This increase was partially offset by decreased thermal processing sales of $6.7 million, decreased oilseed processing sales of $1.1 million and a decrease in other miscellaneous end markets of $2.4 million.
Net sales in our Engineered Process Systems segment for the six months ended March 31, 2011 increased $35.5 million, to $85.6 million compared to $50.0 million for the corresponding period in 2010, principally due to increased sales of $37.9 million to the oilseed processing markets in all geographies, except Latin America. This increase was partially offset by decreased biodiesel sales of $2.3 million, primarily in Latin America.
Net sales in our All Other segment increased $5.0 million, or 32.4%, to $20.5 million for the six months ended March 31, 2011 from $15.5 million for the corresponding period in 2010 due to increased two-piece beverage container machinery sales of $5.1 million, primarily in Asia and Europe.
Cost of goods sold. Cost of goods sold increased $30.1 million from $97.0 million, or 72.2% of net sales, for the six months ended March 31, 2010 to $127.2 million, or 72.1% of net sales, in the current year. Cost of sales as a percentage of net sales remained relatively unchanged from prior year to current year despite improvements at our Process Equipment and our All Other segments and no change at our Engineered Process Systems segment. This is a result of our lower margin Engineered Process Systems segment accounting for a larger percentage of our consolidated net sales increasing from 37.2% of net sales in the prior year to 48.5% of net sales in the current year. The improvements at our Process Equipment and All Other segments were driven primarily by volume efficiencies as our manufacturing absorption levels have increased as our production volume has increased.
Gross profit. As a result of the foregoing, gross profit for the six months ended March 31, 2011 increased by $11.9 million, or 31.7%, to $49.3 million, or 27.9% of net sales, from $37.4 million, or 27.8% of net sales, for the corresponding period in 2010.
Selling, general and administrative expenses. SG&A expenses increased from $21.8 million for the six months ended March 31, 2010 to $23.3 million for the current year, an increase of approximately $1.5 million, or 6.9%. The increase was primarily due to increased legal and accounting expenses related to our Registration Statement on Amended Form S-4, as filed with the SEC on May 16, 2011 of $0.8 million and increased direct selling costs resulting from higher net sales. As a percentage of net sales, SG&A expenses decreased from 16.2% for the six months ended March 31, 2010 to 13.2% for the current year. The percentage decrease in SG&A as a percentage of net sales is a direct result of the fixed nature of a majority of our SG&A expenses.
Other operating expenses. Other operating expenses decreased from $6.8 million for the six months ended March 31, 2010 to $6.4 million for the current year, a decrease of approximately $0.3 million due to decreased amortization of intangible assets of $0.2 million and lower management fees of $0.1 million.
Income from operations. Income from operations increased from $8.8 million for the six months ended March 31, 2010 to $19.5 million for the corresponding period in 2011, an increase of $10.7 million. As a percentage of net sales, income from operations increased from 6.5% for the six months ended March 31, 2010 to 11.1% for the corresponding period in 2011 as a result of the factors mentioned above, particularly the increased sales.
Interest expense, net. Interest expense, net, for the six months ended March 31, 2011 was $10.8 million compared to $12.4 million for the corresponding period in 2010. The decrease was due to the expiration of our interest rate swap contracts resulting in a $0.8 reduction in interest expense and increased interest income of $0.8 million.
Provision for income taxes. The provision for income taxes was an expense of $3.1 million for the six months ended March 31, 2011 compared to a benefit of $1.1 million for the corresponding period in 2010. The provision for income taxes reflects the combined federal, state and provincial statutory rate of approximately 36.2% and 30.7% for the six months ended March 31, 2011 and 2010, respectively. Our combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which we operate and the proportion of taxable income earned in each of those tax jurisdictions. The provision for income taxes for the six months ended March 31, 2010 differs from the expected income tax expense computed by applying the statutory United States federal tax rates to income before income taxes primarily due to state income taxes, permanent differences between book income and taxable income, valuation allowances against foreign losses and our limited ability to utilize foreign tax credits to offset U.S. tax liabilities.
Net income  attributable to noncontrolling interest. This is the net income attributable to our joint venture partner. The increase of $1.3 million from $1.1 million for the six months ended March 31, 2010 to $2.4 million for the current year is a result of the increased profitability of our Chinese joint venture.
Net income (loss) attributable to parent company. As a result of the foregoing, net income increased from a loss of $3.6 million for the six months ended March 31, 2010 to income of $3.1 million for the six months ended March 31, 2011.
Liquidity and Capital Resources
The following table summarizes our net cash from our operating activities, investing activities and financing activities and the effect of foreign exchange rate changes on cash and cash equivalents for the first six months of fiscal 2010 and 2011:

	Six Months Ended
	March 31,
(Dollars in thousands)	2010	2011
Net cash provided by (used in):
Operating activities	$(3,755)	$13,848
Investing activities	(2,748)	(457)
Financing activities	(526)	—
Effect of foreign exchange rate changes on cash and cash equivalents	(1,576)	1,915

Net increase (decrease) in cash and cash equivalents	$(8,605)	$15,306

We have historically financed operations with internally generated funds. Accordingly, we have traditionally not needed to access the capital markets in order to finance our ongoing operations. It is important to note that our interim periods can be more volatile as they are affected to a greater degree by the timing of large projects.
Net cash flow provided by (used in) operating activities was $13.8 million and ($3.8) million for the six months ended March 31, 2011 and 2010, respectively. The increase in cash provided by operating activities reflects an increase in net income of $8.0 million to $5.5 million net income during the six months ended March 31, 2011 compared to $2.5 million net loss for the corresponding period in 2010. The remaining increase in cash provided by operating activities was primarily caused by fluctuations in working capital. The cash flow impact of fluctuations in working capital improved by $9.5 million to a $0.4 million use of cash during the six months ended March 31, 2011 compared to a $9.9 million use of cash for the corresponding period in 2010. The primary sources of the fluctuation of working capital were increases in other accrued liabilities and accounts payable partially offset by an increase in inventories.

Net cash flow used in investing activities principally was used for acquisitions of intangibles and capital expenditures. No cash flow was used for acquisitions of intangibles in the six months ended March 31, 2011 compared to $1.5 million in the prior year. Capital expenditures, net of proceeds from disposal were $0.5 million and $1.3 million in the first six months of fiscal 2011 and 2010, respectively. Net cash flow used in investing activities, net of proceeds on sales of property, plant and equipment was $0.5 and $2.7 million in the first six months of fiscal 2011 and 2010, respectively.
No cash flow was used in financing activities in the six months ending March 31, 2011 compared to $0.5 million in 2010. The use of cash in 2010 was primarily for the payment of deferred financing fees related to our senior secured credit facility.
In November 2009, we entered into a new, U.S. based, senior secured revolving credit facility. Our senior secured revolving credit facility provides up to $14.5 million of revolving credit borrowings, subject to a borrowing base, which is based on the eligible accounts receivable and inventory of our U.S subsidiaries less our aggregate net exposure under permitted hedging obligations and subject to certain reserves. The credit facility expires on April 20, 2013. A portion of the availability under the credit facility is available for the issuance of letters of credit and that the face amount of any outstanding letters of credit will reduce availability under our senior secured revolving credit facility on a dollar-for-dollar basis. Borrowings under the credit facility are subject to certain restrictive covenants, including a fixed charge coverage ratio. At March 31, 2011, we had $14.5 million of unused credit under this facility, of which $11.0 million was then available for borrowing under our borrowing base.
We believe that our operating cash flow and amounts available for borrowing under our senior secured revolving credit facility will be adequate to fund our capital expenditures and working capital requirements for the next twelve months.
Financial Covenants
We are subject to certain restrictive financial covenants contained in our senior secured revolving credit facility including a fixed charge coverage ratio. At September 30, 2010 and March 31, 2011, we were in compliance with all covenants under the facility.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks, which include changes in interest rate, foreign exchange rates and commodity prices. We do not engage in financial transactions for trading or speculative purposes. There have been no material changes in this Item from the dicussion contained in our Registeration Statement on Amended Form S-4, as filed with the SEC on May 16, 2011.
Item 4. Controls and Procedures.
a. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term as defined under Rule 13a-15e promulgated under the securities Exchange Act of 1934(Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
b. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2011
PART II. Other Information
Item 1. Legal Proceedings.
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 7, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.
Item 1A. Risk Factors.
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In our Registration Statement on Amended Form S-4, as filed with the SEC on May 16, 2011, the section titled Risk Factors (pages 9 through 20) describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Registration Statement on Amended Form S-4, as filed with the SEC on May 16, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     There were no sales of unregistered equity securities during the quarter ended March 31, 2011.
Item 3. Defaults Upon Senior Securities. — No matters require disclosure.
Item 4. Removed and Reserved.
Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.
Index to Exhibits:

Exhibit
No.	Description
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer

32**	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer

*	Filed herewith

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPM HOLDINGS, INC.
Date: May 25, 2011	By:	/s/ Ted Waitman
Ted Waitman
Chief Executive Officer

Date: May 25, 2011	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer