Form 10-Q
period 2011-06-30
CPM Holdings, Inc.
filed 2011-08-12
CIK 1512574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Stock, $0.001 par value per share	936,913 shares

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2011

		BEGINNING
		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at September 30, 2010 and June 30, 2011 (Unaudited)	3
	Consolidated Statements of Operations for the three and nine months ended June 30, 2010 and 2011 (Unaudited)	4
	Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the year ended September 30, 2010 and the nine months ended June 30, 2011 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2011 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Removed and Reserved	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	25

	Signatures	26
EX-31.1
EX-31.2
EX-32
EX-101

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2011

PART I. Financial Information
Item 1. Financial Statements.
CPM Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	June 30, 2011
(dollars in thousands, except per share information)	(as revised)
Assets
Current assets
Cash and cash equivalents	$58,691	$109,043
Restricted customer deposits	28,690	35,504
Accounts receivable, net	42,453	43,770
Inventories	49,898	60,091
Costs and estimated earnings in excess of billings on uncompleted contracts	17,451	21,435
Prepaid expenses and other current assets	2,122	6,881
Deferred taxes	3,277	3,211
Total current assets	202,582	279,935
Property, plant and equipment, net	18,398	17,123
Trademarks	54,099	54,586
Goodwill	125,306	127,526
Other intangibles, net	67,026	57,233
Total assets	$467,411	$536,403

Liabilities and Equity
Current liabilities
Accounts payable	$20,904	$29,630
Accrued expenses	35,275	51,753
Billings in excess of costs and estimated earnings on uncompleted contracts	51,745	64,720
Total current liabilities	107,924	146,103
Long-term debt	196,878	197,379
Deferred taxes	9,050	21,619
Other liabilities	4,180	2,376
Total liabilities	318,032	367,477

Commitments and contingencies

Equity
Parent Company stockholders’ equity
Common stock, $.001 par value, authorized shares 1,100,000; shares issued and outstanding 936,913	1	1
Additional paid-in capital	82,478	82,710
Retained earnings	67,965	77,909
Accumulated other comprehensive income (loss)	(5,958)	(1,671)
Total Parent Company stockholders’ equity	144,486	158,949
Noncontrolling interest	4,893	9,977
Total equity	149,379	168,926
Total liabilities and equity	$467,411	$536,403
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2010	2011	2010	2011
Net sales	$75,610	$129,130	$210,061	$305,554
Cost of goods sold	55,590	90,055	152,627	217,205
Gross profit	20,020	39,075	57,434	88,349

Operating expenses
Selling, general and administrative expenses	12,274	16,224	34,091	39,539
Amortization expense	2,669	2,668	8,183	7,977
Management fees	625	500	1,875	1,625
Total operating expenses	15,568	19,392	44,149	49,141
Income from operations	4,452	19,683	13,285	39,208

Other expense (income)
Interest expense	6,108	6,174	18,884	18,176
Interest income	(327)	(418)	(700)	(1,585)
Total other expense	5,781	5,756	18,184	16,591
Income (loss) before income taxes	(1,329)	13,927	(4,899)	22,617
Income tax expense (benefit)	(128)	4,690	(1,225)	7,839
Net income (loss)	(1,201)	9,237	(3,674)	14,778
Less: Net income (loss) attributable to noncontrolling interest	(1,038)	2,425	97	4,834
Net income (loss) attributable to Parent Company	$(163)	$6,812	$(3,771)	$9,944
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)
(Unaudited)

	Parent Company Stockholders’ Equity
			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Parent Company Stockholders' Equity	Noncontrolling Interest in Subsidiary
	Common Stock			Retained Earnings				Total Equity
(dollars in thousands)	Shares	Amount
Balances at September 30, 2009	936,913	$1	$81,838	$71,944	$(5,167)	$148,616	$2,525	$151,141
Stock-based compensation	—	—	243	—	—	243	—	243
Stock subscription note repayment	—	—	397	—	—	397	—	397
Comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	—	(435)	(435)	78	(357)
Net income (loss)	—	—	—	(3,979)	—	(3,979)	2,290	(1,689)
Total comprehensive income (loss)						(4,414)	2,368	(2,046)
Balances at September 30, 2010 (as reported)	936,913	1	82,478	67,965	(5,602)	144,842	4,893	149,735
Prior period revision (see note 3)	—	—	—	—	(356)	(356)	—	(356)
Balances at September 30, 2010 (as revised)	936,913	1	82,478	67,965	(5,958)	144,486	4,893	149,379
Stock-based compensation	—	—	232	—	—	232	—	232
Comprehensive income, net of tax
Foreign currency translation adjustment	—	—	—	—	4,287	4,287	250	4,537
Net income	—	—	—	9,944	—	9,944	4,834	14,778
Total comprehensive income						14,231	5,084	19,315
Balance at June 30, 2011	936,913	$1	$82,710	$77,909	$(1,671)	$158,949	$9,977	$168,926
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(dollars in thousands)	2010	2011
Net cash provided by operating activities	$7,528	$48,540

Cash flows from investing activities
Purchases of property, plant and equipment	(1,956)	(1,917)
Proceeds on sales of property, plant and equipment	8	428
Acquisition of other intangibles	(1,469)	—
Net cash used in investing activities	(3,417)	(1,489)

Cash flows from financing activities
Payments of long-term debt	(20)	—
Proceeds from revolving credit facilities	696	—
Payments on revolving credit facilities	(696)	—
Payments of deferred financing fees	(914)	—
Stock subscription note repayment	397	—
Net cash used in financing activities	(537)	—
Effect of foreign exchange rate changes on cash and cash equivalents	(2,479)	3,301
Net increase in cash and cash equivalents	1,095	50,352

Cash and cash equivalents
Beginning of period	54,989	58,691
End of period	$56,084	$109,043
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

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the "FASB") issued ASU 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts - net income and other comprehensive income, would need to be displayed under either alternative. The new requirements are effective for public entities for fiscal years ending after December 15, 2011 and interim and annual periods thereafter. The Company is currently evaluating the impact of this pronouncement on the Company's financial statements and related disclosures.

Prior Period Revisions

During the nine months ended June 30, 2011, the Company determined that the foreign currency translation adjustments included within other comprehensive income in the statement of changes in equity and other comprehensive income had historically not been recorded net of income taxes. As a result, the Company has corrected the 2010 balance sheet and statements of changes in equity and other comprehensive income to appropriately reflect the tax effects of the foreign currency translation adjustments on other comprehensive income for this period. This correction had no impact on the results of operations and cash flows, and the Company concluded that the impact to the 2010 balance sheet and statements of changes in equity and comprehensive income is immaterial. The revisions to the Company’s historical financial statements are as follows:

	As Reported	Adjustment	As Revised
September 30, 2010:
Deferred tax liability	8,694	356	9,050
Total liabilities	317,676	356	318,032
Accumulated other comprehensive income (loss)	(5,602)	(356)	(5,958)
Total Parent Company stockholders’ equity	144,842	(356)	144,486
Total Parent Company comprehensive income (loss)	(4,414)	(356)	(4,770)
Total equity	149,735	(356)	149,379

4.	Selected Consolidated Financial Statement Information

Inventories

	September 30, 2010	June 30, 2011
Raw materials	$14,145	$15,009
Work-in-process	7,535	10,739
Finished goods	28,218	34,343
	$49,898	$60,091

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Accrued Warranties

	Year Ended September 30, 2010	Nine Months Ended June 30, 2010
Accrued warranties
Beginning of period	$1,820	$2,089
Settlements made	(1,363)	(845)
Change in liability related to product warranties issued	1,632	1,161
End of period	$2,089	$2,405

Accrued warranties are included as a component of accrued expenses on the accompanying balance sheets.

Contracts in Progress

	September 30, 2010	June 30, 2011
Costs incurred on uncompleted contracts	$256,010	$334,245
Estimated earnings on uncompleted contracts	58,951	75,650
Less: Billings on contracts in progress	(349,255)	(453,180)
	$(34,294)	$(43,285)

These amounts are included in the unaudited consolidated financial statements as follows:

	September 30, 2010	June 30, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$17,451	$21,435
Billings in excess of costs and estimated earnings on uncompleted contracts	(51,745)	(64,720)
	$(34,294)	$(43,285)

5.	Debt

The Company’s debt at September 30, 2010 and June 30, 2011, consists of the following:

	September 30, 2010	June 30, 2011
Senior Notes, net of unamortized discount	$196,878	$197,379
Less: Amounts due within one year	—	—
	$196,878	$197,379

In August 2009, the Company issued $200,000 of Senior Notes due September 1, 2014 at 98.101% of par (the “Senior Notes”), resulting in an original issue discount of $3,798. The original issue discount, net of accumulated amortization was $3,122 and $2,621 at September 30, 2010 and June 30, 2011, respectively. The original issue discount is being amortized using the effective interest method over the term of the debt. The Senior Notes bear interest at 10.625% per year and provide for semi-annual interest payments, in arrears, due on March 1 and September 1. All principal will be paid at maturity. The net proceeds from the offering were used to retire the remaining outstanding borrowings on the previous term loan and revolving credit facility, which provided for a term loan of $210,000 and a revolving credit facility up to $30,000.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Senior Notes are subject to certain covenants and restrictions, such as restrictions on the payment of dividends, incurrence of certain additional indebtedness, issuance of preferred stock or entering into certain merger transactions, as defined by the Senior Notes Offering Memorandum. The Senior Notes are collateralized by a second priority interest in the Company’s U.S. current assets and a first priority interest in substantially all of the Company’s U.S. other assets. The Senior Notes are also guaranteed by the Company’s U.S. subsidiaries.

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

In November 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions which provides for a revolving credit facility consisting of a revolving credit loan and letters of credit in an aggregate amount of up to $14,500, including swing line loans in the principal amount of $5,000. The swing line loans are subfacilities of the revolving credit facility used for daily fluctuations on borrowings. As of September 30, 2010 and June 30, 2011, there were no borrowings outstanding under the revolving credit facility. The availability under the facility is subject to a borrowing base, which is based on the eligible receivables and inventory of the Company’s U.S. subsidiaries. The credit available for borrowing was limited by the borrowing base to $12,500 and $13,900 on September 30, 2010 and June 30, 2011, respectively. The Credit Agreement expires on April 20, 2013.

At the Company’s option, borrowings under the revolving credit facility are either Base Rate loans, bearing interest at a rate equal to the greater of (a) the lender’s prime rate (3.25% at June 30, 2011), (b) the LIBOR rate (0.19% at June 30, 2011) plus 1.00% or (c) the federal funds rate (0.07% at June 30, 2011) plus 0.50%; or Eurodollar loans, bearing interest at the adjusted LIBOR rate (0.35% at June 30, 2011). Interest on the Base Rate loans is payable on the last day of each calendar month. Interest on the Eurodollar loans is payable on the last day of each interest period relating to such loan, but not to exceed six months. An applicable margin is added for the Base Rate loans and Eurodollar loans ranging from 2.75% and 4.25%, based on the Company’s fixed charge coverage ratio at the end of a given period, as further defined in the Credit Agreement.

Commitment fees on the revolving credit facility range from 0.625% to 0.75% per year payable quarterly in amounts. Commitment fees on the letters of credit vary, as further defined in the Credit Agreement, and range from 3.75% to 4.25% (or 2.00% if cash collateralized) payable quarterly. Total commitment fees under the revolving credit facility were $26 and $41 for the three months ended June 30, 2010 and 2011, respectively, and $81 and $100 for the nine months ended June 30, 2010 and 2011, respectively. Outstanding letters of credit were $300 and $7,728 at September 30, 2010 and June 30, 2011, respectively. In conjunction with entering into the Credit Agreement, the Company paid $914 in costs capitalized as deferred financing fees, consisting of legal, accounting and deal fees directly related to consummation of the Credit Agreement.

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

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company entered into interest rate swap agreements under the provisions of their previous credit agreement to swap a variable rate of interest for fixed rates. The effective date of the swaps ranged from September 2007 through January 2008, and they expired at various dates from September 2010 through January 2011. The Company’s interest rate swap contracts were not associated with any of the Company’s existing debt at September 30, 2010 and had all expired prior to June 30, 2011. The interest rate swap contracts were reflected at fair value and the related gains of $1,083 and $0 for the three months ended June 30, 2010 and 2011, respectively, and $2,746 and $802 for the nine months ended June 30, 2010 and 2011, respectively, were recorded as a component of interest expense in the consolidated statements of operations. The fair value of the interest rate swaps were determined using a valuation model that reflected the contractual terms of the derivatives, the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of the counterparty. The model used did not contain a high level of subjectivity, as the methodologies used in the model did not require significant judgment, and inputs to the model were level 2 inputs readily observable from actively quoted markets. The fair value of the interest rate swaps of $802 and $0 was included in accrued expenses in the consolidated balance sheets at September 30, 2010 and June 30, 2011, respectively. Any interest differentials received or paid under the interest rate swap contracts were recognized as an adjustment to interest expense on the consolidated statements of operations.

6.	Income Taxes

The Company recognizes the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. During the nine months ended June 30, 2011, one of the uncertain tax liabilities was reversed as it no longer met the more likely than not criteria based upon current quarter activity thus reducing the related liability and decreasing deferred taxes by $1.3 million. Additionally, an uncertain tax liability for foreign tax credits of approximately $0.6 million was released as a result of the statute of limitations expiring, further reducing the liability at June 30, 2011. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

7.	Commitments and Contingencies

Litigation

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8.	Segment Data

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

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Segment detail is summarized as follows:

	Process Equipment Segment	Engineered Process Systems Segment	All Other	Corporate and Unallocated	Total Company
Three months ended June 30, 2010
Net sales	$33,918	$33,869	$7,823	$—	$75,610
Income (loss) before income taxes	6,180	(537)	230	(7,202)	(1,329)
Depreciation and amortization	670	2,000	797	862	4,329
Capital expenditures	377	48	268	—	693
Nine months ended June 30, 2010
Net sales	102,848	83,908	23,305	—	210,061
Income (loss) before income taxes	18,016	(334)	(348)	(22,233)	(4,899)
Depreciation and amortization	2,162	5,936	2,465	2,480	13,043
Capital expenditures	1,528	69	321	38	1,956
Three months ended June 30, 2011
Net sales	50,323	68,240	10,567	—	129,130
Income (loss) before income taxes	9,511	10,415	871	(6,870)	13,927
Depreciation and amortization	699	1,941	831	896	4,367
Capital expenditures	1,052	36	19	—	1,107
Nine months ended June 30, 2011
Net sales	120,689	153,795	31,070	—	305,554
Income (loss) before income taxes	20,296	19,920	2,724	(20,323)	22,617
Depreciation and amortization	2,231	5,831	2,455	2,611	13,128
Capital expenditures	1,351	99	153	314	1,917
Total assets at June 30, 2011	232,034	233,370	31,022	39,977	536,403

9.	Related Party Transactions

The Company has a management advisory agreement with GGEP Management, L.L.C. and GGEP Management Ltd. (“Gilbert”) which are related parties. The agreement requires an annual management fee for management services provided, plus certain fees and expenses. Expense under the management agreement was $625 and $500 for the three months ended June 30, 2010 and 2011, respectively, and $1,875 and $1,625 for the nine months ended June 30, 2010 and 2011, respectively.

10.	Guarantor Subsidiary Financial Information

The Senior Notes issued in August 2009 (Note 5) have been guaranteed, fully and unconditionally on a joint and several basis, by its 100% owned U.S. domestic subsidiaries. The following condensed consolidating balance sheets at September 30, 2010 and June 30, 2011, the condensed consolidating statements of operations for the three and nine month periods ended June 30, 2010 and 2011, and the condensed consolidating statements of cash flows for the nine month periods ended June 30, 2010 and 2011 have been prepared in accordance with the requirements for presentation of Rule 3-10(f) of Regulation S-X promulgated under the Securities Act. These condensed consolidating statements reflect CPM Holdings, Inc. as the issuer of the Senior Notes, the Company’s wholly owned U.S. domestic subsidiaries as the guarantors presented on a combined basis, the Company’s non-guarantor subsidiaries presented on a combined basis, and consolidating and eliminating adjustments, to combine such entities on a consolidated basis.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2010
(as revised)

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$2,930	$55,761	$—	$58,691
Restricted customer deposits	—	—	28,690	—	28,690
Accounts receivable, net	2,261	45,199	37,762	(42,769)	42,453
Inventories	—	25,132	24,766	—	49,898
Costs and estimated earnings in excess of billings on uncompleted contracts	—	3,374	14,077	—	17,451
Prepaid expenses and other current assets	—	676	1,446	—	2,122
Deferred taxes	—	2,971	306	—	3,277
Total current assets	2,261	80,282	162,808	(42,769)	202,582
Property, plant and equipment, net	—	12,079	6,319	—	18,398
Investment in subsidiaries	323,564	57,566	—	(381,130)	—
Trademarks	—	53,696	403	—	54,099
Goodwill	—	116,084	9,222	—	125,306
Other intangibles, net	8,860	54,195	3,971	—	67,026
Total assets	$334,685	$373,902	$182,723	$(423,899)	$467,411
Liabilities and Equity
Current liabilities
Accounts payable	$—	$14,132	$49,541	$(42,769)	$20,904
Accrued expenses	1,799	12,792	20,684	—	35,275
Billings in excess of costs and estimated earnings on uncompleted contracts	—	6,922	44,823	—	51,745
Total current liabilities	1,799	33,846	115,048	(42,769)	107,924
Long-term debt	196,878	—	—	—	196,878
Deferred taxes	(8,478)	12,312	5,216	—	9,050
Other liabilities	—	4,180	—	—	4,180
Total liabilities	190,199	50,338	120,264	(42,769)	318,032
Commitments and contingencies
Equity
Total Parent Company stockholders’ equity	144,486	323,564	57,566	(381,130)	144,486
Noncontrolling interest	—	—	4,893	—	4,893
Total equity	144,486	323,564	62,459	(381,130)	149,379
Total liabilities and equity	$334,685	$373,902	$182,723	$(423,899)	$467,411

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$33,034	$47,209	$(4,633)	$75,610
Cost of goods sold	—	21,712	38,511	(4,633)	55,590
Gross profit	—	11,322	8,698	—	20,020
Operating expenses	108	8,664	6,796	—	15,568
Income (loss) from operations	(108)	2,658	1,902	—	4,452
Interest expense (income), net	5,617	459	(295)	—	5,781
Income (loss) before income taxes	(5,725)	2,199	2,197	—	(1,329)
Income tax expense (benefit)	(2,248)	901	1,219	—	(128)
Income (loss) before equity in income (loss) of subsidiaries	(3,477)	1,298	978	—	(1,201)
Equity in income (loss) of subsidiaries	3,314	2,016	—	(5,330)	—
Net income (loss)	(163)	3,314	978	(5,330)	(1,201)
Less: Net loss attributable to noncontrolling interest	—	—	(1,038)	—	(1,038)
Net income (loss) attributable to Parent Company	$(163)	$3,314	$2,016	$(5,330)	$(163)

Condensed Consolidating Statement of Operations
Nine Months Ended June 30, 2010

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$103,887	$119,844	$(13,670)	$210,061
Cost of goods sold	—	72,055	94,242	(13,670)	152,627
Gross profit	—	31,832	25,602	—	57,434
Operating expenses	307	26,514	17,328	—	44,149
Income (loss) from operations	(307)	5,318	8,274	—	13,285
Interest expense (income), net	17,751	984	(551)	—	18,184
Income (loss) before income taxes	(18,058)	4,334	8,825	—	(4,899)
Income tax expense (benefit)	(7,087)	1,833	4,029	—	(1,225)
Income (loss) before equity in income (loss) of subsidiaries	(10,971)	2,501	4,796	—	(3,674)
Equity in income (loss) of subsidiaries	7,200	4,699	—	(11,899)	—
Net income (loss)	(3,771)	7,200	4,796	(11,899)	(3,674)
Less: Net income attributable to noncontrolling interest	—	—	97	—	97
Net income (loss) attributable to Parent Company	$(3,771)	$7,200	$4,699	$(11,899)	$(3,771)

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2010

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(17,899)	$7,670	$17,757	$7,528
Cash flows from investing activities
Purchases of property, plant and equipment	—	(1,259)	(697)	(1,956)
Proceeds on sales of property, plant, and equipment	—	—	8	8
Acquisition of other intangibles	—	(1,000)	(469)	(1,469)
Net cash used in investing activities	—	(2,259)	(1,158)	(3,417)
Cash flows from financing activities
Payments of long-term debt	—	—	(20)	(20)
Proceeds from revolving credit facilities	—	696	—	696
Payments on revolving credit facilities	—	(696)	—	(696)
Proceeds (payments) of dividends	—	4,400	(4,400)	—
Payments of deferred financing fees	—	(914)	—	(914)
Stock subscription note repayment	397	—	—	397
Investment in subsidiaries	17,502	(19,184)	1,682	—
Net cash provided by (used in) financing activities	17,899	(15,698)	(2,738)	(537)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,479)	(2,479)
Net increase (decrease) in cash and cash equivalents	—	(10,287)	11,382	1,095
Cash and cash equivalents
Beginning of period	—	19,117	35,872	54,989
End of period	$—	$8,830	$47,254	$56,084

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$21,486	$87,557	$—	$109,043
Restricted customer deposits	—	7,783	27,721	—	35,504
Accounts receivable, net	2,260	54,031	33,604	(46,125)	43,770
Inventories	—	29,428	30,663	—	60,091
Costs and estimated earnings in excess of billings on uncompleted contracts	—	3,658	17,777	—	21,435
Prepaid expenses and other current assets	—	4,112	2,769	—	6,881
Deferred taxes	—	3,018	193	—	3,211
Total current assets	2,260	123,516	200,284	(46,125)	279,935
Property, plant and equipment, net	—	11,120	6,003	—	17,123
Investment in subsidiaries	338,998	65,601	—	(404,599)	—
Trademarks	—	54,174	412	—	54,586
Goodwill	—	118,099	9,427	—	127,526
Other intangibles, net	7,144	47,663	2,426	—	57,233
Total assets	$348,402	$420,173	$218,552	$(450,724)	$536,403
Liabilities and Equity
Current liabilities
Accounts payable	$—	$16,195	$59,560	$(46,125)	$29,630
Accrued expenses	552	22,114	29,087	—	51,753
Billings in excess of costs and estimated earnings on uncompleted contracts	—	16,051	48,669	—	64,720
Total current liabilities	552	54,360	137,316	(46,125)	146,103
Long-term debt	197,379	—	—	—	197,379
Deferred taxes	(8,478)	24,439	5,658	—	21,619
Other liabilities	—	2,376	—	—	2,376
Total liabilities	189,453	81,175	142,974	(46,125)	367,477
Commitments and contingencies
Equity
Total Parent Company stockholders’ equity	158,949	338,998	65,601	(404,599)	158,949
Noncontrolling interest	—	—	9,977	—	9,977
Total equity	158,949	338,998	75,578	(404,599)	168,926
Total liabilities and equity	$348,402	$420,173	$218,552	$(450,724)	$536,403

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$51,493	$84,171	$(6,534)	$129,130
Cost of goods sold	—	36,429	60,160	(6,534)	90,055
Gross profit	—	15,064	24,011	—	39,075
Operating expenses	77	7,174	12,141	—	19,392
Income (loss) from operations	(77)	7,890	11,870	—	19,683
Interest expense (income), net	6,071	94	(409)	—	5,756
Income (loss) before income taxes	(6,148)	7,796	12,279	—	13,927
Income tax expense (benefit)	(2,237)	2,724	4,203	—	4,690
Income (loss) before equity in income (loss) of subsidiaries	(3,911)	5,072	8,076	—	9,237
Equity in income (loss) of subsidiaries	10,723	5,651	—	(16,374)	—
Net income (loss)	6,812	10,723	8,076	(16,374)	9,237
Less: Net income attributable to noncontrolling interest	—	—	2,425	—	2,425
Net income (loss) attributable to Parent Company	$6,812	$10,723	$5,651	$(16,374)	$6,812

Condensed Consolidating Statement of Operations
Nine Months Ended June 30, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$125,606	$199,066	$(19,118)	$305,554
Cost of goods sold	—	90,333	145,990	(19,118)	217,205
Gross profit	—	35,273	53,076	—	88,349
Operating expenses	232	22,457	26,452	—	49,141
Income (loss) from operations	(232)	12,816	26,624	—	39,208
Interest expense (income), net	18,286	(151)	(1,544)	—	16,591
Income (loss) before income taxes	(18,518)	12,967	28,168	—	22,617
Income tax expense (benefit)	(6,536)	4,658	9,717	—	7,839
Income (loss) before equity in income (loss) of subsidiaries	(11,982)	8,309	18,451	—	14,778
Equity in income (loss) of subsidiaries	21,926	13,617	—	(35,543)	—
Net income (loss)	9,944	21,926	18,451	(35,543)	14,778
Less: Net income attributable to noncontrolling interest	—	—	4,834	—	4,834
Net income (loss) attributable to Parent Company	$9,944	$21,926	$13,617	$(35,543)	$9,944

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(18,519)	$33,235	$33,824	$48,540
Cash flows from investing activities
Purchases of property, plant and equipment	—	(1,280)	(637)	(1,917)
Proceeds on sales of property, plant and equipment	—	349	79	428
Net cash used in investing activities	—	(931)	(558)	(1,489)
Cash flows from financing activities
Proceeds (payments) of dividends	—	9,097	(9,097)	—
Investment in subsidiaries	18,519	(22,845)	4,326	—
Net cash provided by (used in) financing activities	18,519	(13,748)	(4,771)	—
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	3,301	3,301
Net increase in cash and cash equivalents	—	18,556	31,796	50,352
Cash and cash equivalents
Beginning of period	—	2,930	55,761	58,691
End of period	$—	$21,486	$87,557	$109,043

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

Market Conditions and Outlook
For the nine months ended June 30, 2011, our net sales and operating income increased at each of our business segments when compared to the nine months ended June 30, 2010. These results are consistent with the increase in our backlog and the improvements in our end markets. We believe that we will experience continued growth in our net sales and operating income at each of our business segments through the remainder of fiscal 2011. This belief is supported by our increasing backlog as evidenced below. There can be no assurance, however, that our net sales or operating income in fiscal 2011 will meet our forecast.
Due to our high level of outsourcing, we continue to be able to rapidly adjust our operations in response to the improving market conditions. This allows us to take advantage of the new opportunities as they are presented.
Backlog
As of June 30, 2011, we had a consolidated backlog of $246.6 million. This figure compares to a consolidated backlog of $204.8 million and $174.4 million at September 30, 2010 and June 30, 2010, respectively. An order normally becomes part of our backlog after we receive a customer down payment or a letter of credit against the order. Our backlog is a measure of unrecognized revenue on booked orders. Our backlog provides revenue visibility into the next three to 18 months, depending on project lead-times and delivery requirements. Historically, once placed in our backlog, our customers have rarely canceled orders. There can be no assurance, however, that our consolidated backlog will convert into revenue.
Results of Operations
The following table sets forth, for the periods indicated, amounts derived from our consolidated statements of operations and related percentages of total net sales.

	Three Months Ended June 30,				Nine Months Ended June 30,
(Dollars in thousands)	2010		2011		2010		2011
Statement of Operations Data:
Net sales
Process Equipment	$33,918	44.9%	$50,323	39.0%	$102,848	49.0%	$120,689	39.5%
Engineered Process Systems	33,869	44.8	68,240	52.8	83,908	39.9	153,795	50.3
All Other	7,823	10.3	10,567	8.2	23,305	11.1	31,070	10.2
Total net sales	75,610	100.0	129,130	100.0	210,061	100.0	305,554	100.0
Cost of goods sold	55,590	73.5	90,055	69.7	152,627	72.7	217,205	71.1
Gross profit	20,020	26.5	39,075	30.3	57,434	27.3	88,349	28.9
Selling, general and administrative expenses	12,274	16.2	16,224	12.6	34,091	16.2	39,539	12.9
Other operating expenses	3,294	4.4	3,168	2.5	10,058	4.8	9,602	3.1
Income from operations	4,452	5.9	19,683	15.2	13,285	6.3	39,208	12.9
Interest expense, net	5,781	7.6	5,756	4.5	18,184	8.7	16,591	5.4
Income (loss) before income taxes	(1,329)	(1.7)	13,927	10.7	(4,899)	(2.4)	22,617	7.5
Income tax (benefit) expense	(128)	(0.2)	4,690	3.6	(1,225)	(0.6)	7,839	2.6
Net income (loss)	(1,201)	(1.5)	9,237	7.1	(3,674)	(1.8)	14,778	4.9
Net income (loss) attributable to noncontrolling interest	(1,038)	(1.4)	2,425	1.9	97	—	4,834	1.6
Net income (loss) attributable to Parent Company	$(163)	(0.1)%	$6,812	5.2%	$(3,771)	(1.8)%	$9,944	3.3%

Three months ended June 30, 2011 compared to three months ended June 30, 2010
Net sales. Net sales for the three months ended June 30, 2011 increased $53.5 million, or 70.8%, to $129.1 million from $75.6 million for the corresponding period in 2010. Net sales in our Process Equipment segment increased $16.4 million, to $50.3 million compared to $33.9 million for the corresponding period in 2010. This increase was primarily due to increased thermal processing equipment sales of $6.4 million, primarily in the United States and Asia, increased oilseed processing equipment sales of $5.5 million, primarily in the United States, Latin America, and Asia, and increased biomass pelleting sales of $3.2 million, primarily in Europe.
Net sales in our Engineered Process Systems segment for the three months ended June 30, 2011 increased $34.4 million, to $68.2 million compared to $33.9 million for the corresponding period in 2010, principally due to increased sales of $32.5 million to the oilseed processing markets in Asia, Europe, and the United States.
Net sales in our All Other segment increased $2.7 million, or 35.1%, to $10.6 million for the three months ended June 30, 2011, from $7.8 million for the corresponding period in 2010, due to increased extrusion parts and machinery sales of $3.5 million, primarily in the United States and Asia. This increase was partially offset by decreased thermal processing sales, primarily in Europe.
Cost of goods sold. Cost of goods sold increased by $34.5 million from $55.6 million or 73.5% of net sales, for the three months ended June 30, 2010 to $90.1 million, or 69.7% of net sales, in the current year. The improvement in cost of sales as a percentage of net sales is a result of improved margins at all three of our business segments. This improvement was driven primarily by volume efficiencies and reduced pricing pressure as business levels in our significant end markets return from recessionary levels.
Gross profit. As a result of the foregoing, gross profit for the three months ended June 30, 2011 increased by $19.1 million, or 95.2%, to $39.1 million, or 30.3% of net sales, from $20.0 million, or 26.5% of net sales, for the corresponding period in 2010.
Selling, general and administrative expenses. SG&A expenses increased from $12.3 million for the three months ended June 30, 2010 to $16.2 million for the current year, an increase of approximately $3.9 million, or 32.2%. The increase was primarily due to increased supplemental compensation of $1.9 million, $1.4 million related to the closure of our manufacturing facility in the United Kingdom and legal and accounting expenses related to our Registration Statement on Amended Form S-4, as filed with the SEC on May 16, 2011, of $0.7 million. As a percentage of net sales, SG&A expenses decreased from 16.2% for the three months ended June 30, 2010 to 12.6% for the current year. The percentage decrease in SG&A as a percentage of net sales is a direct result of the fixed nature of a majority of our SG&A expenses.
Other operating expenses. Other operating expenses decreased from $3.3 million for the three months ended June 30, 2010 to $3.2 million for the current year, a decrease of approximately $0.1 million due to lower management fees.
Income from operations. Income from operations increased from $4.5 million for the three months ended June 30, 2010 to $19.7 million for the same period in 2011, an increase of $15.2 million. As a percentage of net sales, income from operations increased from 5.9% for the three months ended June 30, 2010 to 15.2% for the corresponding period in 2011 as a result of the factors mentioned above, particularly the increased sales.
Interest expense, net. Interest expense, net, for the three months ended June 30, 2011 was $5.8 million compared to $5.8 million for the corresponding period in 2010. Both interest income and interest expense remained relatively unchanged for the three months ended June 30, 2011 and 2010, respectively.
Provision for income taxes. The provision for income taxes was an expense of $4.7 million for the three months ended June 30, 2011 compared to a benefit of $0.1 million for the corresponding period in 2010. The provision for income taxes reflects the combined federal, state and provincial statutory rate of approximately 33.7% and 9.6% for the three months ended June 30, 2011 and 2010, respectively. Our combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which we operate and the proportion of taxable income earned in each of those tax jurisdictions. The provision for income taxes for the three months ended June 30, 2011 and 2010 differs from the expected income tax expense computed by applying the statutory United States federal tax rates to income before income taxes primarily due to state income taxes, permanent differences between book income and taxable income, valuation allowances against foreign losses and our limited ability to utilize foreign tax credits to offset U.S. tax liabilities.
Net income (loss) attributable to noncontrolling interest. This is the net income (loss) attributable to our joint venture partner. The increase of $3.5 million from $(1.0) million for the three months ended June 30, 2010 to $2.4 million for the current year is a result of the increased profitability of our Chinese joint venture.

Net income (loss) attributable to parent company. As a result of the foregoing, net income increased from a loss of $0.2 million for the three months ended June 30, 2010 to income of $6.8 million for the three months ended June 30, 2011.
Nine months ended June 30, 2011 compared to nine months ended June 30, 2010
Net sales. Net sales for the nine months ended June 30, 2011 increased $95.5 million, or 45.5%, to $305.6 million from $210.1 million for the corresponding period in 2010. Net sales in our Process Equipment segment increased $17.8 million, to $120.7 million compared to $102.8 million for the corresponding period in 2010. This increase was primarily due to increased animal feed sales of $10.6 million in all geographies, increased biomass pelleting sales of $5.3 million, primarily in Europe, and increased oilseed processing sales of $4.4 million, primarily in Asia. This increase was partially offset by a decrease in other miscellaneous end markets of $2.2 million.
Net sales in our Engineered Process Systems segment for the nine months ended June 30, 2011 increased $69.9 million, to $153.8 million compared to $83.9 million for the corresponding period in 2010, principally due to increased sales of $73.7 million to the oilseed processing markets in all geographies, except Latin America. This increase was partially offset by decreased biodiesel sales of $3.8 million, primarily in Latin America.
Net sales in our All Other segment increased $7.8 million, or 33.3%, to $31.1 million for the nine months ended June 30, 2011 from $23.3 million for the corresponding period in 2010. This increase was primarily due to increased two-piece beverage container machinery sales of $3.3 million, primarily in Asia and Europe, increased extrusion sales of $3.9 million, primarily in the United States, and increased thermal processing equipment sales of $1.2 million, primarily in Asia. This increase was partially offset by a decrease in animal feed sales of $1.0, primarily in North America.
Cost of goods sold. Cost of goods sold increased $64.6 million from $152.6 million, or 72.7% of net sales, for the nine months ended June 30, 2010 to $217.2 million, or 71.1% of net sales, in the current year. Cost of sales as a percentage of net sales improved only slightly from prior year to current year despite improvements at all three of our segments. This is a result of our lower margin Engineered Process Systems segment accounting for a larger percentage of our consolidated net sales increasing from 39.9% of net sales in the prior year to 50.3% of net sales in the current year. The improvements at our Process Equipment and All Other segments were driven primarily by volume efficiencies as our manufacturing absorption levels have increased as our production volume has increased. The improvements at our Engineered Process Systems segment are primarily a result of improved profitability in Asia as we have declined lower margin projects in the current year due to improved business levels.
Gross profit. As a result of the foregoing, gross profit for the nine months ended June 30, 2011 increased by $30.9 million, or 53.8%, to $88.3 million, or 28.9% of net sales, from $57.4 million, or 27.3% of net sales, for the corresponding period in 2010.
Selling, general and administrative expenses. SG&A expenses increased from $34.1 million for the nine months ended June 30, 2010 to $39.5 million for the current year, an increase of approximately $5.4 million, or 16.0%. The increase was primarily due to increased supplemental compensation of $3.1 million, $1.7 million related to the closure of our manufacturing facility in the United Kingdom and legal and accounting expenses related to our Registration Statement on Amended Form S-4, as filed with the SEC on May 16, 2011, of $1.0 million. As a percentage of net sales, SG&A expenses decreased from 16.2% for the nine months ended June 30, 2010 to 12.9% for the current year. The percentage decrease in SG&A as a percentage of net sales is a direct result of the fixed nature of a majority of our SG&A expenses.
Other operating expenses. Other operating expenses decreased from $10.1 million for the nine months ended June 30, 2010 to $9.6 million for the current year, a decrease of approximately $0.5 million due to decreased amortization of intangible assets of $0.2 million and lower management fees of $0.3 million.
Income from operations. Income from operations increased from $13.3 million for the nine months ended June 30, 2010 to $39.2 million for the corresponding period in 2011, an increase of $25.9 million. As a percentage of net sales, income from operations increased from 6.3% for the nine months ended June 30, 2010 to 12.9% for the corresponding period in 2011 as a result of the factors mentioned above, particularly the increased sales.
Interest expense, net. Interest expense, net, for the nine months ended June 30, 2011 was $16.6 million compared to $18.2 million for the corresponding period in 2010. The decrease was primarily due to the expiration of our interest rate swap contracts resulting in a $0.8 reduction in interest expense and increased interest income of $0.8 million.

Provision for income taxes. The provision for income taxes was an expense of $7.8 million for the nine months ended June 30, 2011 compared to a benefit of $1.2 million for the corresponding period in 2010. The provision for income taxes reflects the combined federal, state and provincial statutory rate of approximately 34.7% and 25.0% for the nine months ended June 30, 2011 and 2010, respectively. Our combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which we operate and the proportion of taxable income earned in each of those tax jurisdictions. The provision for income taxes for the nine months ended June 30, 2011 and 2010 differs from the expected income tax expense computed by applying the statutory United States federal tax rates to income before income taxes primarily due to state income taxes, permanent differences between book income and taxable income, valuation allowances against foreign losses and our limited ability to utilize foreign tax credits to offset U.S. tax liabilities.
Net income (loss) attributable to noncontrolling interest. This is the net income attributable to our joint venture partner. The increase of $4.7 million from $0.1 million for the nine months ended June 30, 2010 to $4.8 million for the current year is a result of the increased profitability of our Chinese joint venture.
Net income (loss) attributable to parent company. As a result of the foregoing, net income increased from a loss of $3.8 million for the nine months ended June 30, 2010 to income of $9.9 million for the nine months ended June 30, 2011.
Liquidity and Capital Resources
The following table summarizes our net cash from our operating activities, investing activities and financing activities and the effect of foreign exchange rate changes on cash and cash equivalents for the first nine months of fiscal 2010 and 2011:

	Nine Months Ended June 30,
(Dollars in thousands)	2010	2011
Net cash provided by (used in):
Operating activities	$7,528	$48,540
Investing activities	(3,417)	(1,489)
Financing activities	(537)	—
Effect of foreign exchange rate changes on cash and cash equivalents	(2,479)	3,301
Net increase in cash and cash equivalents	$1,095	$50,352
We have historically financed operations with internally generated funds. Accordingly, we have traditionally not needed to access the capital markets in order to finance our ongoing operations. It is important to note that our interim periods can be more volatile as they are affected to a greater degree by the timing of large projects.
Net cash flow provided by (used in) operating activities was $48.5 million and $7.5 million for the nine months ended June 30, 2011 and 2010, respectively. The increase in cash provided by operating activities reflects an increase in net income of $18.5 million to $14.8 million net income during the nine months ended June 30, 2011 compared to $3.7 million net loss for the corresponding period in 2010. The remaining increase in cash provided by operating activities was primarily caused by fluctuations in working capital. The cash flow impact of fluctuations in working capital improved by $22.0 million to a $19.6 million source of cash during the nine months ended June 30, 2011 compared to a $2.3 million use of cash for the corresponding period in 2010. The primary sources of the fluctuation of working capital were increases in accounts payable and accrued expenses partially offset by increases in accounts receivable, inventories, and prepaid expenses and other current assets.
Net cash flow used in investing activities principally was used for acquisitions of intangibles and capital expenditures. There were no cash flows used for acquisitions of intangibles in the nine months ended June 30, 2011 compared to $1.5 million in the prior year. Capital expenditures, net of proceeds from disposal, were $1.5 million and $1.9 million in the first nine months of fiscal 2011 and 2010, respectively.
No cash flow was used in financing activities in the nine months ended June 30, 2011 compared to $0.5 million in 2010. The use of cash in 2010 was primarily for the payment of deferred financing fees related to our senior secured credit facility.

In November 2009, we entered into a new, U.S. based, senior secured revolving credit facility. Our senior secured revolving credit facility provides up to $14.5 million of revolving credit borrowings, subject to a borrowing base, which is based on the eligible accounts receivable and inventory of our U.S subsidiaries less our aggregate net exposure under permitted hedging obligations and subject to certain reserves. The credit facility expires on April 20, 2013. A portion of the availability under the credit facility is available for the issuance of letters of credit and that the face amount of any outstanding letters of credit will reduce availability under our senior secured revolving credit facility on a dollar-for-dollar basis. Borrowings under the credit facility are subject to certain restrictive covenants, including a fixed charge coverage ratio. At June 30, 2011, we had $14.5 million of unused credit under this facility, of which $13.9 million was available for borrowing under our borrowing base.
We believe that our operating cash flow and amounts available for borrowing under our senior secured revolving credit facility will be adequate to fund our capital expenditures and working capital requirements for the next twelve months.
Financial Covenants
We are subject to certain restrictive financial covenants contained in our senior secured revolving credit facility including a fixed charge coverage ratio. At September 30, 2010 and June 30, 2011, we were in compliance with all covenants under the facility.

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

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2011

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
There were no sales of unregistered equity securities during the quarter ended June 30, 2011.

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

101***
The following materials from CPM Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 12, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	Furnished (and not filed) herewith pursuant to Rule 406T of Regulation S-T under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPM HOLDINGS, INC.
Date:	August 12, 2011	By:	/s/ Ted Waitman
Ted Waitman
Chief Executive Officer

Date:	August 12, 2011	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer