Form 10-K
period 2011-09-30
CPM Holdings, Inc.
filed 2011-12-29
CIK 1512574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
Commission file number: 333-172207
CPM Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1612494 (I.R.S. Employer Identification No.)

2975 Airline Circle, Waterloo, Iowa (Address of principal executive offices)	50703 (Zip Code)
(319) 464-8275
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the act:    None.

Securities registered pursuant to section 12(g) of the act:    None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 29, 2011
Common Stock, $0.001 par value per share	936,913 shares
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of September 30, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CPM Holdings, Inc.
Form 10-K
For the Year Ended September 30, 2011

CPM Holdings, Inc.
Form 10-K
For the Year Ended September 30, 2011

PART I.
Item 1. Business.
Our Company
We are a global leader in the design, production and marketing of high-quality, efficient, durable process systems, equipment and after-market parts and services for the oilseed, animal feed, breakfast cereal and snack food, and biofuels processing industries. We believe that we have the number one or number two global market position, based on sales revenue, in each of our core markets. We have an installed base of more than 10,000 proprietary machines and provided after-market parts and services to over 2,500 customers in fiscal 2011. We serve a diverse customer base from small independent producers to large, blue-chip companies. In fiscal 2011, our top ten customers represented less than 28% of our net sales, and no single customer represented more than 4% of our net sales. We employ a flexible, modular design philosophy which minimizes engineering investment while meeting exacting customer requirements. We outsource most of our machining and fabrication of components and perform assembly and testing either in-house or at the customer’s location. This business model provides a flexible cost structure and limits capital expenditure requirements.
We provide process systems and equipment to four core markets: oilseed processing, animal feed processing, breakfast cereal and snack food processing and biofuels processing. Oilseed processing involves preparation, extraction and refining of vegetable oils and high-protein meals from oil-bearing seeds. Vegetable oils are primarily used in the edible oil and biodiesel end-markets, and high-protein meal is primarily used as an animal feed ingredient. Animal feed processing involves the grinding, mixing, pelleting and cooling of scientifically formulated feed for the production of poultry, pork and other commercial livestock. Breakfast cereal and snack food processing involves the preparation (such as shredding or flaking) and thermal treatment of food materials to achieve specific taste, texture and appearance characteristics. Biofuels processing involves the conversion of biomass into usable energy forms including biodiesel, ethanol and solid biomass fuels, such as wood pellets. Our product portfolio includes a broad array of process equipment that performs particle size reduction, cracking, flaking, pelleting, extrusion, screening, aspiration, thermal processing, extraction and refining. In addition to our core oilseed, animal feed, breakfast cereal and snack food and biofuels markets, we serve complementary, consumer-oriented market segments involving thermal processing and extrusion processing. Through our 23 locations in the United States, Europe, Latin America and Asia, we market equipment and related parts and services globally.
With over 125 years of operations, we believe our established brand names and large installed base of equipment contribute significantly to our leadership position in our core markets and geographies. We differentiate ourselves through our process knowledge, application expertise and a global network of sales and after-market support capabilities for our legacy products. Our leadership position is also supported by our advanced design capabilities, strong research and development and outstanding customer service.
Industry Overview
We believe that we are well-positioned to benefit from the favorable growth trends and long-term demand characteristics of our key end-markets. The basic drivers for our markets are the demand for food and energy, which continue to grow, driven by global population growth and energy diversification, as well as rising incomes in developing countries. Rising incomes in developing countries generally result in a shift in dietary preferences to include higher levels of meat, thereby increasing the demand for animal feeds, vegetable oils and high-protein meals. In addition, energy diversification is increasing due to volatile oil and gas prices, the desire to reduce dependence on traditional energy sources, local economic considerations and environmental sustainability considerations. Demand for our products is also driven by the need to service our large and growing installed base of operating equipment with replacement equipment and parts and the continued modernization of oilseed and animal feed processing infrastructure.
We operate our company through three business segments: our Engineered Process Systems segment, our Process Equipment segment, and All Other. Our Engineered Process Systems segment serves customers primarily in the oilseed and biofuels industries described below, while our Process Equipment segment serves customers in all of the industries described below. The remainder of our business is included in our All Other segment and involves the design, manufacturing and selling of extrusion equipment, thermal processing equipment and process scaling and automation systems utilized primarily in the plastics, agricultural and other industries.

Oilseed
Oilseed processing involves the preparation, extraction and downstream processing of vegetable oils and high-protein meal from oilseeds such as soybeans, sunflower seeds, rapeseed, peanuts and cottonseed. Worldwide demand for oilseed processing equipment has increased along with the growing demand for meal and vegetable oils. Meal demand has increased in tandem with the growth in the worldwide production of poultry and pork as a result of meal being the primary protein component of formulated poultry and pork feeds.
The demand for vegetable oils has increased with the demand for edible oils and biofuels. Global income and population increases have led to increased vegetable oils consumption for use as a food ingredient and food preparation medium. In addition, biofuels demand has stimulated the demand for vegetable oils. According to the 2011 U.S. and World Agricultural Outlook by the Food and Agricultural Policy Research Institute, or FAPRI, worldwide vegetable oil processing tonnage is expected to grow at a 2.1% compounded annual growth rate, or CAGR, from 2011 through 2021.
We believe that three major oilseed processing firms—ADM, Cargill and Bunge—represent a majority of the worldwide oilseed processing capacity. These three firms as well as smaller regional processors have been expanding capacity in regions of the world experiencing increases in oilseed production and in regions with increasing consumption of meals and vegetable oils. As a result, we expect there to be continued demand for our products on a global basis with stronger growth in both producing and consuming regions such as Latin America and China. We expect our business to benefit from the increases in global oilseed production and vegetable oil and meal demand. In addition, the demand for oilseed processing equipment is expected to be aided by our customers’ capacity relocations, equipment replacements and upgrades in order to increase production efficiency.
Animal Feed
The animal feed industry produces feed for animals from cereal grain, high-protein meal and other ingredients designed to efficiently produce meat for human consumption. Industry participants process these ingredients into pelleted feed mainly for poultry, pork and other livestock. Pelleted animal feeds are highly digestible and eliminate selective feeding, which improves overall feed intake and weight-gain efficiency. In addition, pelleted feeds have high bulk density, which improves the transportation and handling characteristics of animal feed.
Animal products are a vital and important protein source for the world’s population. Global population growth, rising incomes and a shift to higher-protein diets in developing countries have stimulated the demand for and the production of meat. Demand for pelleted animal feed is driven largely by the worldwide growth in production of poultry and pork, the primary consumers of pelleted feed. According to FAPRI, world feed production was 847 million metric tons in 2010 and is expected to grow at a 1.3% CAGR from 2010 through 2021. As the global population grows and per capita incomes continue to rise, dietary preferences are expected to shift towards increasing consumption of meat and meat products. As the supply of meat increases to meet increased demand, animal feed consumption rises and correspondingly, so does the demand for efficient animal feed processing equipment, including replacements of and upgrades to existing installed capacity.
Breakfast Cereals and Snack Foods
Breakfast cereal and snack food production requires the hygienic preparation and mixing of food materials and additives in exacting proportions as well as thermal treatment and extrusion of those materials into a form that consistently meets specific requirements of taste, texture and appearance. We believe that growth in global demand for breakfast cereals is driven by population and income growth and a shift to consumption of ready-to-eat foods. Also creating demand for our process equipment is the continual introduction of new varieties of cereals and snack foods, each of which requires dedicated process equipment designed to meet exacting new product characteristics.
Biofuels
Biofuels are fuels derived from renewable plant materials. In addition to having the advantage of being produced from renewable sources, biofuels are generally believed to have environmental advantages over coal, petroleum and other fossil fuels, such as reduced sulfur, carbon dioxide, carbon monoxide and hydrocarbon emissions. Currently, the two most widely produced forms of biofuels are biodiesel and ethanol. According to FAPRI, global biodiesel and ethanol demand are each projected to grow at respective CAGRs of 1.8% and 4.4% from 2011 through 2021, driven by both worldwide economic expansion and government policies. Demand for biofuels has been fostered by government mandates and financial incentives as well as by the fundamental demand for sustainable alternative energy sources. Biofuels demand is affected by several factors, including the costs of feedstock input and processing and the price of petroleum-based and other fuels. Worldwide expansion in biofuels demand and the focus among biofuels producers to improve the efficiency of their production facilities will drive demand for processing and production infrastructure worldwide. In addition to biodiesel and ethanol, biomass pellets are a growing segment of the biofuels industry. Biomass pellets are made by compressing biomass streams from a variety of industries including forestry, agriculture, industry and waste into a combustible fuel source. Given its availability and comparatively high energy value, most biomass pellets currently used for biofuels are wood derived from a variety of sources.

Other Markets
Certain of our equipment, particularly our thermal processors and extruders, are used in the production of a variety of products, such as tobacco, nuts, synthetic rubber and engineered resins, for consumer and industrial markets.
Business Strengths
Leading Market Positions. We are a leading designer, producer and marketer of process systems, equipment and after-market parts and services for the processing of oilseeds, animal feeds, breakfast cereals and snack foods and biofuels. We believe products representing over 80% of our fiscal 2011 net sales have the number one or number two global market share, based on sales revenue, in each of their respective core markets and applications. We maintain market leadership by striving to provide our customers with the highest-quality, lowest-operating cost solution. We achieve this through our customer-focused, innovative design of robust, durable and efficient equipment, as well as exceptional customer service and application support. We believe that our process knowledge, application expertise and global support network differentiate us from our competition. We also believe that we are one of only a limited number of single-source equipment solution providers for the oilseed processing industry.
Diversified Revenue Base. Our revenue base is diversified among various end-markets, geographies, customers and applications. We serve numerous small and large customers, including multinational customers active in many different end-markets, with no customer accounting for more than 4% of net sales in fiscal 2011. We sell across all significant geographic regions through our global network of offices and facilities in the United States, Europe, Asia and Latin America, with over 75% of our net sales generated servicing facilities outside of the United States. We are diversified across a wide range of end-markets, including oilseed, animal feed, breakfast cereals and snack foods and biofuels. Our revenue stream is supported by recurring after-market support for parts and services, which has historically represented between 20% and 30% of net sales. In addition, a significant portion of our 2011 fiscal year net sales are attributable to replacement equipment for upgrading and retrofitting our installed base.
Attractive Financial Model. We outsource a majority of the manufactured components for our systems and equipment and then assemble in-house or at the customer’s site. The extensive use of outsourced manufacturing limits our capital expenditures as reflected by our total capital expenditure outlay typically being between $2 million and $4 million per year (less than 1% of our net sales). Further, we have a low fixed-cost base, allowing us to benefit from economies of scale in periods of high demand for our products and services and to quickly scale down and manage margins during periods of low demand. Also, because our products are typically made to order, we are able to manage our working capital needs through the timing of process payments from customers and to our suppliers. Additionally, we employ a flexible, modular design philosophy which minimizes engineering investment while meeting exacting customer requirements. Although our equipment is made to order, we stock key parts in this modular framework to serve both after-market demand and to respond rapidly to new equipment demand.
Significant Revenue Visibility. We have benefited from a high degree of revenue visibility, with typically more than half of our net sales in a particular fiscal year booked in backlog at the end of the previous fiscal year. Our revenue visibility is enhanced by relatively long lead times ranging from three to 18 months for most of our projects. We also possess cost visibility because we typically price out our costs and the costs of our subcontractors when bidding for a project. Further, we have historically generated 20% to 30% of our net sales from after-market replacement parts and services. In addition to providing revenue visibility, this recurring replacement parts business provides us with ongoing after-market opportunities and allows us to stay in close contact with our customers.
Favorable Long-Term End-Market Trends. Our core markets have strong growth dynamics driven by the basic underlying demands for food and energy, which are in turn driven by global population growth and increased consumption in developing countries with increasing per capita incomes. Further, we are well positioned to benefit from the increased consumption of meat products in areas such as China and South America. Demand for our products is also driven by the need to serve our large and growing installed base of operating equipment with replacement equipment and parts. Favorable trends also include continued modernization of animal feed and oilseed processing infrastructure and anticipated renewable energy infrastructure demand.
Long-Standing Customer Relationships. We maintain long-standing relationships with leading oilseed, animal feed, breakfast cereal and snack food and biofuels companies. Our diverse customer base operates in a broad cross-section of these markets, from smaller independent processors to some of the world’s largest and most recognized processors. We benefit from an installed base of more than 10,000 proprietary machines, have provided after-market parts and services to over 2,500 customers in fiscal 2011 and are a preferred supplier to many of our customers. Our long-standing customer relationships frequently date back to our customers’ first entry into the end-markets served by our products.
Superior Product Performance. We have achieved our leading market positions by striving to provide the best value package in process equipment and technology. We believe we have established a reputation for providing industry-leading equipment that maximizes efficiency and product quality while minimizing operating costs. Our product performance has enabled us to maintain a high customer retention rate. A majority of our customers are commodity and commodity-like producers that seek to be the low-cost producers in their respective fields, and thus highly value the cost-effective solutions we offer. Key characteristics of our value package include:
• Comprehensive process knowledge, application expertise and process innovation;
• Robust and energy-efficient designs to maximize customer uptime and processing efficiency;
• Low total operating-cost solutions; and
• Responsive global customer service and replacement parts support.
Experienced and Motivated Management Team. We are led by an experienced and motivated senior management team with an average of over 20 years of industry experience. Our senior management has a proven track record of successfully integrating acquisitions and delivering strong financial performance. Our senior management team is one of the most experienced teams in the industry. We also have an experienced and strong group of general managers and vice presidents who have been crucial in the development and growth of new process and equipment design.
Business Strategy
Focus on Providing Best Value for Customers. We intend to maintain our leading market positions by seeking to provide the best value proposition for our customers. Our customers are seeking more efficient equipment and larger processing capacities. We have a proven record of introducing new machinery and process systems that increase processing capacity and energy efficiency, improve overall reliability and reduce maintenance requirements, all of which contribute to our ability to provide a low-cost, high-value equipment and service package to our customers. We have accumulated substantial engineering, design and product development expertise, which we apply to meet the particular needs of our customers.
Continue to Leverage Our Outsourcing Business Model. We outsource most of our machining and fabrication of components, while assembly and testing are performed in-house or at the customer’s site when required due to equipment size constraints. Our outsourcing model allows us to maintain a limited in-house manufacturing base and provides us with a flexible cost structure. We plan to maintain our outsourced business model, and thereby benefit from limited capital expenditure requirements and low working capital requirements.
Target After-market Parts and Machine Replacement Opportunities. We are making a coordinated effort across our organization to further increase parts sales to our installed base of more than 10,000 machines. Parts, which generate stable and predictable revenue, represent an attractive component of our business model. A key component of our parts initiative is our Customer Relationship Management, or CRM, system. Select divisions currently utilize the CRM system to identify and track our installed base of equipment, sales opportunities and customer communications, and we continue our broad roll-out into 2012. The CRM system allows us to take a proactive approach towards equipment aging, analyzing the installed base and parts sales in order to develop a comprehensive knowledge database and identifying potential after-market and new equipment sales opportunities.
Pursue Emerging Market Opportunities. We plan to increase our sales and further diversify our revenue by targeting emerging markets that we believe are likely to experience growth in our core markets. We have identified China, Brazil, Argentina, Russia and Ukraine as having attractive market dynamics, particularly in the oilseed and animal feed processing industries. In China, we operate two subsidiaries and a joint venture that generated net sales of over $123 million in fiscal 2011. These companies primarily serve the local oilseed processing, animal feed processing and plastics compounding markets. In Brazil, Argentina, Russia and Ukraine we have established regional offices to assist in sales and support efforts for local and multinational customers. In fiscal 2011, sales to these four countries accounted for 10% of our net sales.
Pursue Strategic Acquisitions. We plan to continue to opportunistically evaluate strategic acquisitions across our business. Our management team has a record of executing and integrating complex multinational acquisitions, including effecting operational improvements, brand management, facility consolidations, workforce rationalizations and other integration activities. In the past six years, we have executed and integrated into our company seven strategic acquisitions: Century Extrusion (January 2006), Wolverine Proctor (July 2006 and May 2007), Crown (August 2007), Ruiya Extrusion (October 2007) Greenbank Technology (August 2008) and Sket (September 2011). We believe there may be attractive acquisition opportunities that offer products and services that address our existing and complementary end-markets. We intend to selectively pursue additional strategic acquisitions that we believe will further expand our product lines and service capabilities and increase our multinational sales and service capabilities.
History
Established in 1883 by the founding families Toulouse and Delorieux, our company introduced wine press innovations to the California grape region including presses, crushers and stemmers. In 1931, our company transformed itself by introducing the first commercially successful pellet mill for the feed processing industry. Since then, we believe that we have maintained the number one worldwide market position in animal feed pelleting. Over the last three decades, we have supplemented our organic growth through complementary acquisitions, including Roskamp in 1987 and Champion in 1989, which added particle size reduction, cracking and flaking to our product portfolio. In 2001, we added controls, automation and dosing equipment through our acquisition of Beta Raven. In 2006, we added extrusion parts and technology through Century Extrusion. Also in 2006, we acquired United States-based Wolverine Proctor to enhance our end-market diversification. In 2007, we acquired certain stock and assets of Crown. The Crown acquisition firmly established us as one of the leading equipment and systems providers for oilseed and biofuels processing. Also in 2007, we acquired Wolverine Proctor-UK and Ruiya Extrusion in China as geographic complements to Wolverine Proctor and Century Extrusion, respectively. In 2008, we acquired Greenbank Technology, as an addition to our Wolverine Proctor and thermal processing lines. In 2011, we acquired Sket as an addition to Crown to further strengthen our position in the oilseed processing industry. Our companies share common values and customer commitment.
Business Segments
We operate our company through three business segments: our Engineered Process Systems segment, our Process Equipment segment, and All Other. Our Engineered Process Systems segment sells engineering, design and layout services along with outsourced process equipment primarily in the oilseed and biofuels industries. Our Process Equipment segment manufactures and sells process machinery and other equipment utilized primarily in the agricultural and food producing/processing industries. The remainder of our business is included in our All Other segment and involves the design, manufacturing and selling of extrusion equipment, thermal processing equipment and process scaling systems utilized primarily in plastics, two-piece beverage container and agricultural industries.
Engineered Process Systems Segment (50% of Fiscal 2011 Net Sales)
Our Engineered Process Systems segment consists of our Crown and Sket operations. With approximately 269 employees worldwide, Crown and Sket are leading designers, producers and marketers of oilseed processing, oleochemical processing and specialty extraction equipment and systems. Crown and Sket products include process technology and equipment for the oilseed preparation, oilseed extraction, vegetable oil refining, biodiesel, specialty and oleochemical industries. Crown and Sket are market leaders and are a favored supplier to various multinational oilseed processors. Crown covers the global oilseed processing market through three primary operating entities: Crown Iron Works, based in Roseville, Minnesota; Europa Crown Ltd., based in the United Kingdom; and Crown’s 60% owned Chinese joint venture, Crown Friendship Edible Oils Engineering Company, based in Wuhan, China while Sket maintains three locations in Germany. Crown also maintains strategically located sales offices in major oilseed processing market areas.
Process Equipment Segment (40% of Fiscal 2011 Net Sales)
Our Process Equipment segment predominately consists of our California Pellet Mill and Wolverine Proctor operations.
California Pellet Mill
Founded in 1883, California Pellet Mill, together with Roskamp Champion, has approximately 304 employees worldwide and is a worldwide leader in pelleting and size reduction systems for a variety of industries. California Pellet Mill and Roskamp Champion products include flaking mills, hammermills, pellet mills, coolers, crumblers and replacement parts. With its large, worldwide installed base of machines, California Pellet Mill maintains a leadership position in our core markets in North America and internationally. In addition to animal feed production, California Pellet Mill equipment is also used in other industries for pelleting and particle size reduction applications, including biomass fuels, pelleting of single ingredient materials, such as soybean meal and hulls, sugar beet pulp, corn gluten and DDGS (Dried Distillers Grains with Solubles) and other industrial pelleting applications.
Wolverine Proctor
With approximately 124 employees worldwide, Wolverine Proctor is a leader in value-added thermal processing machinery for the breakfast cereal, snack food, textiles, tobacco and a broad range of other industries. With operations in the United States and the United Kingdom, we believe Wolverine Proctor’s extensive application expertise enables it to produce highly effective and efficient thermal processing solutions to fit a variety of custom applications. Wolverine Proctor equipment includes ovens, toasters, roasters, dryers and a range of other specialized equipment, including leading flaker and shredder lines for food applications.
All Other (10% of Fiscal 2011 Net Sales)
With approximately 241 employees worldwide, the remainder of our business involves our Century Extrusion, Ruiya Extrusion, Greenbank Technology and Beta Raven operations, which sell process machinery and related equipment in the plastics compounding, two-piece beverage container, animal feed and other industries.

Customers
We believe we have demonstrated continued success as a leading equipment and systems supplier to a diverse base of customers ranging from small independent producers to large, blue-chip customers. Our customers are typically commodity and commodity-like producers in the oilseed processing, animal feed processing, breakfast and cereal processing and biofuels processing industries, and we are a preferred supplier to many of the industry leaders in each of these key end-markets We maintain market leadership positions by striving to provide our customers with the highest quality, lowest-operating cost processing solutions. We achieve this through our innovative and customer-focused design for robust, durable and efficient equipment and systems, as well as by providing exceptional customer service and application support. In fiscal 2011, our top ten customers represented less than 28% of our net sales, and no single customer represented more than 4% of our net sales.
Sales, Marketing and Distribution
We operate a worldwide sales network of agents, representatives and direct employees, many of whom specialize in specific industry segments. Our marketing efforts are augmented by wide industry acceptance and recognition of our quality product offering, application expertise and customer confidence in after-market support. Our direct sales staff and sales representatives are generally highly knowledgeable and “hands-on” and have a high degree of interaction with our customers to understand their specific requirements. We have approximately 200 sales and customer service personnel and over 100 third-party representatives and agents. Through our 23 worldwide locations, our sales strategy is based on a regional sales and services model in order to most effectively serve a variety of local markets and applications needs. In addition, our customer-focused, local approach enables us to develop strong customer relationships in serving our installed based of more than 10,000 proprietary machines, while allowing us to accumulate practical knowledge of local market conditions and processing methods.
Our products are highly engineered to exacting customer requirements. Our equipment and systems sales often involve a cross-functional effort of sales, engineering, purchasing and project management personnel to assure we can meet or exceed customer expectations.
Manufacturing and Operations
We are a global business with a long-standing presence and operations in the United States, European and Asian markets. In order to provide customers with high quality, cost-effective products, we outsource most manufacturing and assemble equipment in-house or at the customer’s site as necessitated by the equipment size. We primarily use sub-contractors for manufactured components to maintain a flexible cost structure and scalable business model. Sub-contractors are generally pre-qualified companies, many with which we have long-standing relationships. These characteristics help ensure high quality components, timely delivery and competitive costs.
Competition
We have leading market share positions in our core markets and applications areas. In the oilseed processing market, we compete primarily with Desmet Ballestra, Buhler and Ferrell Ross. In the animal feed processing market, we compete primarily with Buhler, Andritz and Kahl. In the breakfast cereal and snack food market, we compete primarily with Buhler and Baker Perkins. In the biofuels market, we compete primarily with Desmet Ballestra, Lurgi, Buhler and Andritz. Combined, our business units often have complementary product offerings in the markets we serve. Crown, Roskamp, California Pellet Mill and Beta Raven participate in the animal feed and oilseed markets. Wolverine Proctor, Century Extrusion and Beta Raven participate in the breakfast cereal and snack foods market. Crown, Sket, Roskamp, California Pellet Mill, Century Extrusion and Beta Raven participate in the biofuels market. Our business units can often offer a packaged, integrated solution for the customer.
We attempt to compete on value rather than price. While our equipment and systems offerings will seldom be lower in price as compared to our competitors, we strive to deliver highly engineered solutions that offer the lowest total operating cost over the life of the system. Backed by extensive application knowledge and after-market support, we feel customers perceive higher value in our product offerings due to our highly efficient, productive and reliable equipment and systems solutions.
Suppliers and Raw Materials
We have long-standing relationships with a diversified base of suppliers in all regions in which we operate. We have average relationships of more than ten years with our top ten suppliers. Approximately 40 procurement professionals strive to cost effectively source quality materials and components on a timely basis. Our purchased materials and components include finished castings, sheet metal products, machined parts, motors, bearings and, in certain cases, complete equipment assemblies. We strive to identify multiple suppliers for similar components and systems to reduce supply chain risk. We continuously strive to reduce our direct material costs through cost avoidance, low-cost country sourcing and coordinated planning opportunities. We also frequently dispatch in-house quality teams to monitor our supply chain. In procuring complete systems and large equipment, we have developed strategic sourcing relationships in each significant market region. This enables us to lower logistics and transportation costs, while managing major procurement activities closer to the customer. In addition, with multiple strategic sourcing options, we have the ability to manage costs based on market conditions for material, labor and capacity constraints against logistics and transportation costs. We believe that our sources for materials and components are adequate for our needs for the foreseeable future. Dependence on individual suppliers is minimal as our largest supplier accounts for approximately 15% of our total cost of goods sold.
Intellectual Property
The majority of our intellectual property is comprised of our application knowledge and experience base, or proprietary know-how. This know-how is a combination of sales, engineering, application and field experience that cannot easily be replicated in any other organization. We seek to protect our know-how through the trade secret laws of the United States and other jurisdictions and through the use of confidentiality agreements.
To a lesser extent, we rely on a combination of patents, trademarks and copyright in the United States and other jurisdictions, as well as license arrangements and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in our industry. We do not believe any single patent, trademark or trade name is essential to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, if applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.
Monitoring the unauthorized use of our intellectual property is difficult and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our know-how could harm our ability to protect our rights and our competitive position.
Research and Development and Product Engineering
We closely integrate new product development with sales, marketing, engineering and after-market support in meeting the needs of our customers. With customer input, our product engineering teams work to enhance our existing products to continuously improve such aspects as energy efficiency, equipment control, productivity, noise suppression, safety, hygienics and serviceability. For new product development, we often partner directly with customers to develop new product applications which often results in new product additions. We believe these capabilities provide a significant competitive advantage in the development of high quality process equipment and systems.
We use worldwide networks of research and development laboratories. The Crown Iron Works Research and Development Lab, which is located at Crown’s corporate office in Roseville, Minnesota, is a state-of-the-art facility that merges preparation and extraction pilot scale capabilities. We believe that this lab is the only one of its kind in the world. Likewise, we believe that our Wolverine Proctor Research and Development Lab, located at Wolverine Proctor’s United States headquarters in Horsham, Pennsylvania, is one of the most capable food and industrial thermal processing applications labs in the country. We also maintain research and development labs in Waterloo, Iowa, Traverse City, Michigan and Amsterdam, The Netherlands. In addition, we also participate in research and development activities at several of our customer locations worldwide.
Based on our long-standing relationships with many of our customers, we permit certain of our clients to utilize our research and development facilities in the strictest of confidentiality and perform their research. We then apply our intellectual property and proprietary know-how to translate research results into viable commercial and industrial systems.
Backlog
As of September 30, 2011, we had a consolidated backlog of $266.1 million. An order normally becomes part of our backlog after we receive a customer down payment or a letter of credit against the order. Our backlog is a measure of unrecognized revenues on booked orders. Our backlog provides revenue visibility into the subsequent three to 18 months, depending on project lead-times and delivery requirements. Historically, once placed in backlog, our customers have rarely canceled orders.
Employees
As of September 30, 2011, we employed approximately 938 individuals. Approximately 395 were employed in the United States and approximately 543 were employed abroad. None of our United States employees are subject to a collective bargaining agreement. Our employees in Europe have protections afforded to them by local laws and regulations through either a labor union or a statutory work council arrangement. In countries with labor unions or work councils, our ability to reduce our workforce or wage rates is subject to agreement or consultation with the appropriate labor union or work council.

We strive to provide market compensation packages including certain health and other benefits, including paid time off and participation in company sponsored retirement plans. We believe our relationship with our employees is good. We estimate that our historical level of voluntary employee turnover is less than 5% annually.
Environmental and Health and Safety Matters
We are subject to a variety of environmental standards imposed by federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air, water and land, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Many of our operations require environmental permits and the installation and operation of controls to prevent and limit air, water and soil pollution. These permits contain terms and conditions that impose limitations on our manufacturing activities, production levels and associated activities and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time, our operations may not be in compliance with the terms and conditions of our permits. We are also subject to the federal Occupational Safety and Health Act and similar foreign, state and local laws which impose requirements and standards of conduct on our operations for the health and safety of our workers. We believe that we are in substantial compliance with environmental and health and safety laws and regulations applicable to our operations, or that any non-compliances will not result in a material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental and health and safety requirements have not been material to our financial condition, results of operations and cash flows.
Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the entire cost of investigation or remediation of contaminated sites upon the current site owners, the site owners and operators at the time the contamination occurred, and upon parties who generated wastes or transported or arranged for those wastes to be sent to an off-site facility for treatment or disposal, regardless of the lawfulness of the original waste disposal activity. As a practical matter, however, the costs of the investigation and remediation can often be allocated among the viable responsible parties on some legally acceptable basis.
In addition, under certain environmental laws and regulations, we may be responsible for the investigation and remediation of environmental conditions at sites that are or were owned, leased, operated or used by us or our predecessors. There is or could be contamination at some of our current or formerly owned, leased or operated facilities for which we are or could be liable under the applicable environmental laws and regulations. To the extent we believe there may be a material environmental condition or a risk to human health, safety or the environment, we are investigating or addressing, or have plans to investigate or address, environmental conditions at certain of those facilities in accordance with applicable environmental requirements. However, we believe that our liability in connection with such contamination will not be material, either individually or in the aggregate. We also may be subject to associated liabilities, including liabilities for natural resource damages and those resulting from claims for property damage or personal injury. While we believe that we do not have any outstanding environmental matters that would have a material adverse impact on our financial position, results of operations or cash flow, current environmental requirements may change or become more stringent, unforeseen environmental incidents may occur, or environmental conditions may be discovered in connection with some of our current or formerly owned, leased or operated facilities or in connection with our operations, any of which could be material.
The environmental condition of our facilities has been evaluated as part of prior transactions and was determined not to present a significant concern with respect to ongoing operations or liability. Environmental assessments were conducted at all of our locations at the time of our acquisition by Gilbert Global. In conjunction with the acquisition, Phase I environmental assessments, involving an assessment of potential or existing environmental contamination liabilities, were conducted at all of our facilities. Phase II environmental assessments, involving the collection and analysis of samples of soil, ground water or building materials to analyze for quantitative values of various contaminants, were conducted at a few of our facilities. Most of the environmental issues that have arisen at our facilities are typical of manufacturing sites. Isolated areas of soil and groundwater contamination were identified at the Crawfordsville site. There is an ongoing clean-up at this site under the oversight of the Indiana Department of Environmental Management under its Voluntary Remediation Program. Anticipated remediation costs are expected to be less than $500,000 and are reserved for on our balance sheet.

Our Amsterdam facility and surrounding industrial area are located in the Noord District, which was substantially built on fill material dredged from the adjacent harbor. A portion of the Noord District is known by the local environmental agency to contain contamination consisting of metals, polyaromatic hydrocarbons, mineral oils and volatile organic compounds. Because of the numerous industrial facilities located in the subject portion of the Noord District and the wide use of the fill material, the source of the subsurface contamination cannot be determined. The subsurface contamination identified at our facility may be the result of such fill material common to the area but may also be attributed to the industrial nature of the site. During a prior environmental assessment, the local environmental agency advised that the majority of the contamination in the area does not present an immediate threat or concern and will be addressed over a 25-year period, or reassessed.
Off Balance Sheet, Pension and Other Post-Employment Benefit Liabilities
We do not have any off balance sheet liabilities or any pension or other post-employment benefit liabilities.
Item 1A. Risk Factors.
We operate in a highly competitive industry, which could become more competitive, and as a result we could lose business to competitors.
Our products and services are sold in competitive markets. Maintaining and improving our competitive position will require continued investment by us in production methods, quality standards, marketing, information technology and customer service and support. We cannot assure investors that we will have sufficient resources to continue to make such investment or that we will be successful in maintaining our competitive position. Our competitors may develop products that are superior to our products, or may develop processes to more efficiently and effectively provide products and services or may adapt more quickly than us to new technologies or evolving customer requirements. Our competitors may have greater financial, marketing and research and development resources than us. We cannot assure investors that we will be able to compete successfully with our existing domestic or foreign competitors or with new domestic or foreign competitors. Failure to continue competing successfully would adversely affect our business, financial condition and results of operations.
Our business is impacted by general economic conditions and changes in commodity prices.
Our financial performance depends, in large part, on conditions in the markets that we serve and on the United States and global economies in general. Markets that we serve include commodity and commodity-like processors that can be adversely affected by changes in the cost of their input commodities or output commodities. We have experienced and can experience a reduction in sales and margins as a result of recessionary downturns and changes in commodity prices that adversely affect our customers. While we undertake restructuring and cost reduction programs to mitigate the effect of these conditions, we may be unsuccessful in doing so in the future and such actions may be insufficient. The present uncertain economic environment may result in significant variability in our performance. Any sustained weakness in demand or continued downturn or uncertainty in the economy generally could further reduce our sales and profitability.
During late 2008, we saw a significant change in worldwide economic conditions as most of our end-markets experienced significant downturns. As a result, we experienced a significant decline in sales orders booked in fiscal 2009 and most of fiscal 2010. In the fourth quarter of fiscal 2010, as economic conditions stabilized, we began to experience an increase in our order intake rates for certain of our end-markets. Order intake rates remained strong throughout fiscal 2011, however the outlook for market conditions over the following fiscal years remains highly uncertain and the impact on our sales and earnings is difficult to assess.
A significant portion of our revenues are dependent upon our continued ability to attract large scale and long-term projects from our customers.
A significant portion of our net sales in a given time period can be generated from a number of large scale and long-term projects. Generally, we consider large scale and long-term projects as projects that generate net sales in excess of $8 million. Currently, we have 17 such projects in our backlog. If we are unable to continue to attract or execute such large scale or long-term projects from our customers, our net sales and cash flow would be adversely affected.
A significant portion of our revenues are dependent upon our continued ability to maintain our net sales with a small number of our largest customers.
A significant portion of our net sales in a given time period can be generated from a small number of our largest customers. For instance, in fiscal 2007, our top customer represented 8.5% of our consolidated net sales and our top ten customers represented approximately 36% of our consolidated net sales. In fiscal 2011 no single customer represented more than 4% of our consolidated net sales and our top ten customers represented approximately 28% of our consolidated net sales. Any loss or material reduction in net sales to our larger customers could have a material adverse effect on our business and cash flow.

We may have difficulty predicting future operating results due to both internal and external factors affecting our business and operations.
Our operating results may vary significantly in the future depending on a number of factors, many of which are out of our control, including:

•	the size, timing, cancellation or rescheduling of significant orders;

•	product configuration, mix, performance and quality issues;

•	market acceptance of our new products and product enhancements and new product announcements or introductions by our competitors;

•	manufacturing costs;

•	changes in the cost of raw materials;

•	changes in pricing by us or our competitors;

•	currency exchange rates;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis;

•	our success in maintaining brand awareness and in expanding our sales and marketing programs;

•	the loss of any of our intellectual property rights or third-party infringement or misappropriation of our intellectual property rights;

•	the success of our internal processes to deliver products to meet customer expectations for quality, timing and price;

•
our continued ability to effectively and efficiently execute our internal processes, including sales management, engineering change, product development, supply management, order fulfillment, cost management and lean management processes;

•	the level of competition;

•	levels of expenditures on research, engineering and product development;

•	changes in our business strategies;

•	personnel changes;

•	general economic trends and other factors;

•	genetic changes in cereal grain or oilseeds that could render our equipment obsolete or less efficient;

•
changes in available crops and/or crop yields due to adverse weather conditions during the growing and harvesting seasons, insects or plant diseases or any other changes affecting commodity prices for cereal grains or oilseeds;

•	changes in government politics relating to agriculture or use of renewable fuels; and

•	potential liabilities arising from workman’s compensation claims;

•	reductions in demand for or production of food products due to generalized health concerns regarding food-borne illnesses such as “mad cow disease,” “swine flu” or the “bird flu”;

•	reductions in demand arising from potential increased regulations or prohibitions on the production of genetically modified crops; and

•	the potential failure to realize the intended benefits of previous acquisitions due to a failure to effectively integrate such acquired companies into our business.
Our international operations are subject to uncertainties that could affect our operating results.
Our business is subject to certain risks associated with doing business internationally. Sales to our customers’ facilities outside the United States represented over 75% of our consolidated net sales for fiscal 2011. Accordingly, our future results could be harmed by a variety of factors, including:

•	fluctuations in currency exchange rates;

•	exchange controls;

•	compliance with United States Department of Commerce export controls;

•	tariffs or other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	interest rates;

•	unexpected changes in regulatory requirements;

•	a change in foreign intellectual property law;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	potential political instability and the actions of foreign governments;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	exposure to liabilities under the Foreign Corrupt Practices Act.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
Fluctuations in currency exchange rates could adversely affect our financial results.
Our operations are conducted in various countries around the world, and we receive revenue from these operations in a number of different currencies with the most significant of our international operations using Euros, British Pounds, Chinese Renminbi, Singapore Dollars, and Brazilian Real. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the United States dollar, which is our functional currency, or the functional currency of our subsidiaries, which is not necessarily the United States dollar. To the extent that transactions of these subsidiaries are settled in currencies other than the United States dollar, a devaluation of these currencies versus the United States dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in United States dollars. We currently do not hedge currency risk through formal hedge arrangements. However, we currently seek to mitigate currency risk through various cash management policies and we may enter into formal hedge arrangements in the future.
We may have difficulty managing the outsourcing arrangements increasingly being used by our business.
We outsource a majority of the machining and fabrication of components for our systems to third parties located in foreign jurisdictions, particularly in China. Our reliance on outsourcing decreases the amount of control that we have over certain elements of our production capacity. As a result, our ability to timely and efficiently manufacture existing systems and products, to introduce new systems and products and to shift manufacturing of products from one facility to another depends on the quality of these components and parts and the timeliness of their delivery to our facilities. At any particular time, we depend on many different suppliers, and the failure by one or more of our suppliers to perform as needed could result in fewer systems and products being manufactured and sold. If the quality of the components or parts provided by our suppliers is less than required and we do not recognize that failure prior to the incorporation of such components and parts into our systems and products, we could incur higher warranty costs. The timely supply of component parts for our systems and products also depends on our ability to manage our relationships with suppliers, to identify and replace suppliers that fail to meet our schedules or quality standards, and to monitor the flow of components and accurately project our needs. In addition, our continued outsourcing of the machining and fabrication of components to third parties in foreign areas is subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, potential political unrest and other threats that could disrupt or increase the costs of sourcing these components. Interruptions in our ability to obtain the machining and fabrication of components for our systems from our outside suppliers on a timely and cost effective basis, especially if alternative suppliers cannot be immediately obtained, could disrupt our production and damage our financial results.
If we experience problems or defects in our products, we could be subject to liability and product performance warranty claims that could have an adverse effect on our business, results of operations and financial condition.
We are exposed to potential liability and product performance warranty risks that are inherent in the design, manufacture and sale of our products. While we currently maintain what we believe to be suitable liability insurance, we cannot assure investors that we will be able to maintain our insurance on acceptable terms or that our insurance will provide adequate protection against potential liabilities. In the event of a claim against us, a lack of sufficient insurance coverage could have a material adverse effect on us and our business, financial condition and results of operations. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and our business, financial condition and results of operations.

We are subject to various environmental laws and regulations in the countries in which we operate. If we fail to comply with these laws and regulations, or if there is contamination for which we may be liable, we may have to incur significant penalties and costs that could adversely affect our financial condition, results of operations and cash flow.
Our operations are subject to foreign, federal, state and local laws and regulations governing the generation, management, use, treatment, storage and disposal of regulated substances, the discharge of hazardous materials into the environment, the investigation and remediation of environmental contamination and damages to natural resources, or otherwise relating to injury to, or the protection of, human health and safety and the environment. In particular, under applicable environmental laws, we may be responsible for the investigation and remediation of environmental conditions at currently owned or leased sites, as well as formerly owned, leased, operated or used sites. We may be subject to associated liabilities, including liabilities resulting from lawsuits brought by private litigants, relating to the operation of our facilities or the land on which our facilities are located, regardless of whether we lease or own the facility, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, or by a third party or a neighboring facility whose operations may have affected our facility or land. This is because liability for contamination under certain environmental laws can be imposed on current or past owners or operators of a site without regard to fault. Moreover, our operations generate hazardous wastes that are disposed of or treated at third party owned or operated disposal sites. If those sites are or become contaminated, we could also be held responsible for the cost of investigating and remediating those sites and for natural resource damages. In addition, certain of our operations require environmental permits and controls to prevent or limit discharges and emissions. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations, the failure to have permits or the failure to comply with the terms and conditions of the permits.
If we are unable to implement and maintain an effective system of internal controls, our ability to report our financial results in a timely and accurate manner, and to comply with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 may be adversely affected.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting, including disclosure controls and procedures. In particular, we must perform system and process evaluation and testing on our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act commencing with the fiscal year ending September 30, 2012.
In connection with the audit of our financial statements for the year ended September 30, 2011, we identified material weaknesses in our internal controls over financial reporting related to our closing process and our revenue recognition. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls. In our year-end close process we have historically discovered and recorded adjustments based on internal analysis completed during the year-end close process. This results in multiple adjustments being recorded to the financial statements after the trial balance has been completed. While we have identified internal adjustments, we risk overlooking errors that may become material. In addition, given this is a manual process, the number of revisions due to the adjustments increases the risk of version control and delays in the reporting process.
Additionally, we do not have adequate internal control procedures over period-end cut-off for certain international sales that may be F.O.B destination resulting in revenues required to be deferred until the products meet the appropriate criteria for recognition. Consequently, we have had instances where revenue should not have been recorded at period-end, as shipments did not meet all the criteria of title and risk of loss transfer resulting in revenues being overstated at period-end. The errors were discovered as part of our audit process and the appropriate adjustments were made. The material weaknesses did not result in a material misstatement in our financial statements. We are taking steps to improve our closing process and revenue recognition by assigning additional personnel to assist in the monthly, quarterly and year-end closing process and we are in the process of developing improved controls and documentation of our revenue recognition policies.
We may in the future discover areas of our internal controls that need improvement. We cannot be certain that any remedial measures we take will insure that we are able to implement and maintain adequate internal controls over our financial reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our financial reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting for the year ending September 30, 2012 and in future periods as required by Section 404, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common stock and diminish the marketability of the Senior Notes.

Our future success depends on our ability to effectively integrate acquired companies and manage our growth.
In the event that we acquire additional companies in the future, our realization of the benefits of any such acquisitions will require integration of some or all of such acquired company’s sales and marketing, distribution, manufacturing, engineering, finance and administrative organizations. The integration of acquired companies will demand substantial attention from senior management and the management of the acquired companies. We cannot assure investors that we will be able to integrate successfully any future acquisitions, that such acquired companies will operate profitably, or that we will realize the potential benefits from such acquisitions.
We may not be able to protect our intellectual property rights, brands or technology effectively.
We rely on a combination of patent, trademark, domain name registration, copyright and trade secret laws in the United States and other jurisdictions, as well as license, third-party nondisclosure, employee and consultant assignment and other agreements in order to protect our proprietary technology and rights. We cannot assure investors that any of our applications for protection of our intellectual property rights will be approved, that if issued, will be maintained, or that others will not infringe or challenge our intellectual property rights. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. In addition, in the ordinary course of our operations, we from time to time pursue potential claims relating to the protection of certain products and intellectual property rights, including with respect to some of our more profitable products. Such claims could be time consuming, expensive and divert resources. If we are unable to maintain the proprietary nature of our technologies or proprietary protection of our brands, our ability to market or be competitive with respect to some or all of our products may be affected, which could reduce our sales and profitability.
We are substantially dependent on our executive management, both at the corporate and operating levels, and if we were to lose their services our business operations could be adversely affected.
Our success depends upon the efforts, abilities and expertise of our executive officers and other key employees, particularly our executive management at both the corporate and operating unit levels. We cannot assure investors that we will not lose the services of one or more of these employees. The loss of the services of any members of our executive management could have a material adverse effect on our operations. Gilbert Global controls our company and its interests may conflict with other investors. Gilbert Global and its affiliates, through their ownership of us, have the power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets. The interests of Gilbert Global could conflict with other investors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Gilbert Global as our controlling stockholder might conflict with other investors. Gilbert Global also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to other investors including holders of the Senior Notes.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table sets forth the significant properties and facilities operated by us as of September 30, 2011:

Location	Business Segment	Approx. Sq. Ft.	Owned / Leased	Employees
Waterloo, Iowa	Process Equipment	67,000	Owned	68
Crawfordsville, Indiana	Process Equipment	60,000	Owned	36
Merrimack, New Hampshire	Process Equipment	37,000	Leased	24
Amsterdam, Netherlands	Process Equipment	54,000	Owned	83
Singapore	Process Equipment	45,000	Owned (with Land Lease)	39
Wuxi, China	Process Equipment	22,400	Leased	54
Horsham, Pennsylvania	Process Equipment	24,000	Leased	18
Lexington, North Carolina	Process Equipment	55,000	Leased	70
Glasgow, United Kingdom	Process Equipment	14,000	Leased	36
Roseville, Minnesota	Engineered Process Systems	60,000	Leased	75
Hessle, United Kingdom	Engineered Process Systems	7,500	Leased	36
Wuhan, China	Engineered Process Systems	15,000	Leased	106
Sao Paulo, Brazil	Engineered Process Systems	1,100	Leased	5
Rosario, Argentina	Engineered Process Systems	1,500	Leased	4
Magdeburg, Germany	Engineered Process Systems	5,400	Leased	28
Traverse City, Michigan	All Other	45,000	Owned	86
St. Charles, Missouri	All Other	20,000	Leased	18
Nanjing, China	All Other	64,000	Owned (with Land Lease)	119
Blackburn, United Kingdom	All Other	8,000	Leased	18
Item 3. Legal Proceedings.
We are involved in various claims and legal actions that arise in the ordinary course of business, including, without limitation, workers’ compensation appeals, equal employment opportunity claims, Civil Rights Act claims and violations of specific safety requirement claims. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.
Item 4. Removed and Reserved.

CPM Holdings, Inc.
Form 10-K
For the Year Ended September 30, 2011

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
None.
Item 6. Selected Financial Data.
The following tables set forth our selected historical consolidated financial data as of the dates and for the periods indicated. The data as of and for the years ended September 30, 2007, 2008, 2009, 2010, and 2011 have been derived from our audited consolidated financial statements for such years, which, in the case of our audited consolidated financial statements as of September 30, 2010 and 2011 and for the years ended September 30, 2009, 2010 and 2011, are included elsewhere in this annual report. During the periods for which financial data are presented in the tables below, we completed the acquisitions of Century Extrusion in January 2006, Wolverine Proctor in July 2006 and May 2007, Crown in August 2007, Ruiya Extrusion in October 2007, Greenbank Technology in August 2008, and Sket in September 2011. The results of operations of these acquired companies are included in the financial data presented below since their respective dates of acquisition. You should read the information set forth below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2007	2008	2009	2010	2011
Statement of Operations Data:
Net sales	$186,385	$413,472	$320,452	$305,581	$435,521
Cost of goods sold	119,860	283,445	218,560	219,192	306,729
Gross profit	66,525	130,027	101,892	86,389	128,792
Selling, general and administrative expenses	35,469	51,083	43,270	44,833	54,975
Amortization expense	2,045	9,926	11,298	11,019	10,489
Management fees	1,211	3,565	2,325	2,500	2,125
Impairment of goodwill	—	—	—	2,659	—
Income from operations	27,800	65,453	44,999	25,378	61,203
Interest expense, net	7,781	16,872	21,403	23,860	24,864
Income before income taxes	20,019	48,581	23,596	1,518	36,339
Income tax expense	9,585	19,240	9,318	3,207	12,862
Net income (loss)	10,434	29,341	14,278	(1,689)	23,477
Less: Net income attributable to noncontrolling interest	—	194	1,626	2,290	6,986
Net income (loss) attributable to Parent Company	$10,434	$29,147	$12,652	$(3,979)	$16,491
Statement of Cash Flow Data:
Net cash provided by operating activities	$11,892	$47,206	$41,091	$7,503	$72,346
Net cash used in investing activities	(143,574)	(16,682)	(4,686)	(3,489)	(23,087)
Net cash provided by (used in) financing activities	149,783	(21,155)	(9,417)	(539)	(26,765)
Purchases of property, plant and equipment	2,300	3,622	4,370	2,029	3,441
Depreciation and amortization	4,960	14,919	16,147	17,348	17,173
Balance Sheet Data (at end of period):
Cash and cash equivalents	$22,240	$29,165	$54,989	$58,691	$81,288
Total assets	440,469	477,514	470,089	467,411	511,542
Total debt	214,632	193,568	196,294	196,878	172,796
Total Parent Company stockholders' equity	109,698	137,733	148,616	144,486	160,559
Total equity	110,803	139,196	151,141	149,379	172,815
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding market conditions and outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Company Overview
We are a global leader in the design, production and marketing of high-quality, efficient, durable process systems, equipment and after-market parts and services for the oilseed, animal feed, breakfast cereal and snack food and biofuels processing industries. We believe that we have the number one or number two global market position, based on sales revenue, in each of our core markets. We have an installed base of more than 10,000 proprietary machines and provided after-market parts and services to over 2,500 customers in fiscal 2011. We serve a diverse customer base from small independent producers to large, blue-chip companies. We employ a flexible, modular design philosophy which minimizes engineering investment while meeting exacting customer requirements. We outsource most of our machining and fabrication of components and perform assembly and testing either in-house or at the customer’s location. This business model provides a flexible cost structure and limits capital expenditure requirements.

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
Market Conditions and Outlook
For the fiscal year ended September 30, 2011, our net sales and operating income increased at each of our business segments when compared to the fiscal year ended September 30, 2010. These results are consistent with the increase in our backlog and the improvements in our end markets. We believe that our improved performance will continue at each of our business units through fiscal 2012. This belief is supported by our increasing backlog as evidenced below. There can be no assurance, however, that our performance in fiscal 2012 will meet our forecast.
Due to our high level of outsourcing, we continue to be able to rapidly adjust our operations in response to the improving market conditions. This allows us to take advantage of the new opportunities as they are presented.
Backlog
As of September 30, 2011, we had a consolidated backlog of $266.1 million. This figure compares to a consolidated backlog of $204.8 million and $147.0 million at September 30, 2010 and September 30, 2009, respectively. An order normally becomes part of our backlog after we receive a customer down payment or a letter of credit against the order. Our backlog is a measure of unrecognized revenue on booked orders. Our backlog provides revenue visibility into the next three to 18 months, depending on project lead-times and delivery requirements. Historically, once placed in our backlog, our customers have rarely canceled orders. There can be no assurance, however, that ou
r consolidated backlog will convert into revenue.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
We continually evaluate the policies and estimates we use to prepare our consolidated financial statements. In general, our estimates and assumptions are based on historical experience, information provided by third-party professionals and assumptions that we believe to be reasonable under the facts and circumstances at the time these estimates and assumptions are made. Because of the uncertainty inherent in these matters, actual results could differ significantly from the estimates, assumptions and judgments we use in applying these critical accounting policies.
We believe the critical accounting policies that require the most significant estimates, assumptions and judgments to be used in the preparation of our consolidated financial statements are revenue and cost recognition, income tax accounting, purchase accounting, impairment of goodwill, other intangible assets and other long-lived assets, accounts receivable allowances, the write downs for excess and obsolete inventories and warranty accruals.
Revenue and Cost Recognition
The Process Equipment segment sales and related cost of sales are primarily recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists consisting of an executed purchase order or contract combined with down payments, if required, (2) shipment has occurred or services performed as this is typically when title passes to the customer, (3) the sales price is fixed or determinable as evidenced by an executed purchase order or contract, and (4) collectability is reasonably assured based on an evaluation of the credit history of the customer. These criteria are met at the time when the risk of loss and title passes to the customer based upon shipment terms. We have no additional post shipment or other contractual obligations or performance requirements and do not provide any rights of return, credits or other pricing adjustments affecting revenue recognition once the criteria noted have been met.
The Engineered Process Systems segment accounts for its long-term contracts associated with the engineering, design and layout services and purchase of outsourced process equipment primarily using the percentage of completion method of accounting. Under this method, revenues recognized on fixed price contracts are measured by the percentage of costs incurred to date as they relate to total estimated costs for each contract. Revenues, including estimated earned fees or profits, are recorded as costs are incurred. This method is used because management considers cumulative expended costs to be the best available measure of progress on these contracts.
Contract costs include all direct material, labor and fringe benefit costs, subcontract costs, outside services, supplies and tools including any costs for assembly and testing that may be performed at a customer site prior to final completion.
Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenues and costs. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded and recognized in the accounting period in which the events indicating a loss or change in estimates are known and the loss can be reasonably estimated. A significant change in one or more of these estimates could affect the profitability of one or more contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Claims for additional revenues are recognized when realization is probable and the amount can be reasonably estimated, and only to the extent that any contract costs relating to the claim have been incurred.
Billings in excess of costs and costs in excess of billings on contracts is comprised of cash collected from clients and billings to clients on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, normal profit liabilities, and other project-related reserves. Revenue recognized in excess of amounts billed is classified under current assets as “Costs and estimated earnings in excess of billings on uncompleted contracts.” Billings in excess of revenue recognized are classified under current liabilities as “Billings in excess of costs and estimated earnings on uncompleted contracts.” Contract and subcontract retentions are included in accounts receivable and accounts payable, respectively.
The length of our contracts varies, but is typically between six months and two years. In accordance with normal practice in the industry, we include asset and liability accounts relating to contracts in current assets and liabilities even when such amounts are realizable or payable over a period in excess of one year. At certain locations, costs for freight related to shipments to customers is included in revenue. Freight costs included in revenue were $2,778, $3,183 and $3,781 for the years ended September 30, 2009, 2010 and 2011, respectively.
Income Taxes
We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with an asset and liability method of accounting and reporting. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances and deferred tax liabilities and assess temporary differences resulting from differing treatments of items for tax and accounting purposes. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that same portion of deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. Interest and penalties on uncertain tax positions, to the extent they exist, are included in our provision for income taxes.
Purchase Accounting
We have acquired a number of businesses during the last several years. We account for business combinations using the purchase method of accounting. The purchase method requires us to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. The cost of the acquisition is allocated to the acquired assets and assumed liabilities in amounts equal to the fair value of each asset and liability. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable, finite-lived intangible assets, such as patents, customer relationships and software technologies and licenses, are amortized over the intangible asset's estimated useful life. The estimated useful life of amortizable identifiable intangible assets ranges from one to fifteen years. Goodwill and indefinite lived trademarks are not amortized.
Impairment of Goodwill, Other Intangible Assets and Other Long-Lived Assets
We review long-lived and intangible assets including goodwill, for impairment annually, or at any time events and circumstances indicate that the carrying value of such assets may not be fully recoverable. For long-lived assets and amortizable intangible assets, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset (or asset group). The recoverability of indefinite lived trademarks is measured by a comparison of the carrying amount of the asset to the future discounted cash flows expected to be generated by the asset. For long-lived assets, amortizable assets and indefinite lived trademarks, if the asset (or asset group) is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset (or asset group) exceeds its fair value. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. For goodwill, an impairment is evaluated based on the fair value of each of our 14 reporting units. The impairment test involves a two-step process. The first step (“Step 1”) compares the fair value of the reporting unit with its carrying value, including goodwill.
Fair value of the reporting unit is generally determined using a combination of market and income approaches. If the carrying amount of the reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of impairment loss. The second step (“Step 2”) of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying value of its goodwill. If goodwill is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of goodwill exceeds it fair value.
The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions of, among other things, the reporting units' expected long-term revenue trends, as well as estimates of profitability, changes in working capital and long-term discount rates, all of which require significant judgment. The income approach also requires the use of appropriate discount rates that take into account the current risks of the capital markets. The market approach applies comparative market multiples derived from the historical earnings data of selected guidelines publicly-traded companies to our reporting units' businesses to yield a second assuming value of each reporting unit. The guideline companies are first screened by industry group and then further narrowed based on the reporting unit's business descriptions, markets served, competitors, profitability and revenue size. We compare a weighted average of the output from the income and market approaches to the carrying value of each reporting unit. We also compare the aggregate of the estimated fair values of each reporting unit to the estimated value of its total invested capital on a marketable basis.
In fiscal 2010, based on the completion of Step 1, one reporting unit in our All Other segment had a carrying value that exceeded its fair value resulting in us being required to complete Step 2. The results of Step 2 indicated that the goodwill of the reporting unit was partially impaired. As a result, we recorded a goodwill impairment charge of $2,659 related to the Ruiya reporting unit for the year ended September 30, 2010. During 2010, the continuing deterioration of economic conditions including shortfalls against Ruiya’s anticipated sales and operating profitability, resulted in lower expectations for growth and profitability in future periods. A significant contributing factor to the deterioration of the profitability was the loss of Ruiya’s largest customer which accounted for, on average for fiscal 2008 and 2009, over 30% of Ruiya’s net sales. While management’s most recent analyses indicates that the goodwill remaining in the reporting unit is not impaired, to the extent that assumptions about future economic conditions or potential for growth and profitability in this business changes, it is possible that the conclusion regarding the remaining goodwill could change. The net book value of goodwill on the Ruiya reporting unit was $423 and $443 at September 30, 2010 and 2011, respectively.
Depreciation and amortization are recognized over their estimated useful lives using straight line or undiscounted cash flow methods to reflect an appropriate allocation of the costs of the assets to earnings in proportion to the amount of economic benefits obtained by us in each reporting period. We estimate useful lives based on historical data and industry trends. We periodically reassess the estimated useful lives of our long-lived and intangible assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in earnings and potentially require us to record an impairment charge.
In determining the fair value of our reporting units under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a five year period with an estimation of residual growth rates thereafter. We use management's business plans and projections as the basis for the expected future cash flows. For the most recent goodwill impairment test, the significant assumptions include a discount rate of 16.9 percent and a terminal growth rate of 3.0 percent. The selection of both a discount rate and a terminal growth rate has a significant impact on the determination of fair value.
There are also various assumptions used under the market approach that affect the valuation of our reporting units. The most significant assumptions is market multiple. In estimating the fair value under the market approach, we considered the relative merits of commonly applied market capitalization multiples based on the sales and earnings before interest, taxes, depreciation and amortization multiples to be the most appropriate valuation to be applied.
Accounts Receivable Allowances
Concentrations of credit risk with respect to trade receivables are limited due to the number of customers and their geographical dispersion. We perform initial and ongoing credit evaluations of our customers, generally do not require collateral and maintain allowances for potential credit losses. The allowance is an estimate and we regularly evaluate it for adequacy. The establishment of trade receivable allowances and related bad debt expense is based on historical loss experience, credit quality of the customer base, age of the receivable balances (both individually and in the aggregate), current economic conditions that may affect a customer's ability to pay and estimated exposure on specific trade receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Write downs for Excess and Obsolete Inventories
Inventories consist of finished goods, work in process and raw materials. Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out, or FIFO, method. The establishment of write downs for excess and obsolete inventories is based on historical usage and estimated exposure on specific inventory items.
Warranty Accruals
We generally warrant our process machinery and other specialty equipment for a period of one year after delivery of the product. An accrual of estimated warranty costs for open agreements is included in accrued expenses in our financial statements. Our estimate of warranty costs is primarily based upon our prior experience with similar products.
Results of Operations
Fiscal year ended September 30, 2011 compared to fiscal year ended September 30, 2010
The following table sets forth, for the periods indicated, amounts derived from our consolidated statements of operations and related percentages of total net sales.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2010		2011
Statement of Operations Data:
Net sales
Process Equipment	$145,603	47.7%	$173,972	39.9%
Engineered Process Systems	126,323	41.3	219,574	50.5
All Other	33,655	11.0	41,975	9.6
Total net sales	305,581	100.0	435,521	100.0
Cost of goods sold	219,192	71.7	306,729	70.4
Gross profit	86,389	28.3	128,792	29.6
Selling, general and administrative expenses	44,833	14.7	54,975	12.6
Other operating expenses	16,178	5.3	12,614	2.9
Income from operations	25,378	8.3	61,203	14.1
Interest expense, net	23,860	7.8	24,864	5.7
Income before income taxes	1,518	0.5	36,339	8.4
Income tax expense	3,207	1.1	12,862	3.0
Net income (loss)	(1,689)	(0.6)	23,477	5.4
Net income (loss) attributable to noncontrolling interest	2,290	0.7	6,986	1.6
Net income (loss) attributable to Parent Company	$(3,979)	(1.3)%	$16,491	3.8%

Net sales. Net sales for fiscal 2011 increased by $129.9 million, or 42.5%, to $435.5 million from $305.6 million for the corresponding period in 2010. Net sales in our Process Equipment segment increased $28.4 million, to $174.0 million compared to $145.6 million for the corresponding period in 2010. This increase was primarily due to increased animal feed processing equipment sales of $20.1 million, primarily in the United States, Asia and Europe, increased oilseed processing equipment sales of $6.5 million, primarily in the United States, Latin America, and Asia, and increased thermal processing equipment sales of $5.0 million, primarily in the United States, Europe and Asia. This increase was partially offset by decreased sales in other non-core industries of $2.5 million.
Net sales in our Engineered Process Systems segment for fiscal 2011 increased $93.3 million, to $219.6 million compared to $126.3 million for the corresponding period in 2010, principally due to increased sales of $88.8 million to the oilseed processing markets in Asia, Europe, the United States, and Latin America and increased sales of refining equipment sales of $8.6 million, primarily in the United States and Latin America. This increase was partially offset by a decrease in biodiesel sales of $4.1 million.
Net sales in our All Other segment increased $8.3 million, or 24.7%, to $42.0 million for fiscal 2011, from $33.7 million for the corresponding period in 2010, due to increased extrusion parts and machinery sales of $6.0 million, primarily in the United States and Asia and increased thermal processing equipment sales of $3.4 million, primarily in Asia. This increase was partially offset by decreased animal feed sales in the United States of $1.0 million.
Cost of goods sold. Cost of goods sold increased by $87.5 million from $219.2 million or 71.7% of net sales, for fiscal 2011 to $306.7 million, or 70.4% of net sales, in the current year. Cost of sales as a percentage of net sales increased only slightly from prior year to current year despite increases at all three of our segments. This is a result of our lower margin Engineered Process Systems segment accounting for a larger percentage of our consolidated net sales increasing from 41.3% of net sales in the prior year to 50.4% of net sales in the current year. The increases at our Process Equipment and All Other segments were driven primarily by volume efficiencies as our manufacturing absorption levels have increased as our production volume has increased. The increases at our Engineered Process Systems segment are primarily a result of improved profitability in Asia as we have declined lower margin projects in the current year due to improved business levels.
Gross profit. As a result of the foregoing, gross profit for fiscal 2011 increased by $42.4 million, or 49.1%, to $128.8 million, or 29.6% of net sales, from $86.4 million, or 28.3% of net sales, for the corresponding period in 2010.
Selling, general and administrative expenses. SG&A expenses increased from $44.8 million for fiscal 2010 to $55.0 million for the current year, an increase of approximately $10.1 million, or 22.6%. The increase was primarily due to increased supplemental compensation of $8.0 million, $1.4 million related to the closure of our manufacturing facility in the United Kingdom, legal and accounting expenses related to our Registration Statement on Amended Form S-4, as filed with the SEC on May 16, 2011, of $0.7 million and legal and accounting charges related to our acquisition of Sket of $0.5 million. As a percentage of net sales, SG&A expenses decreased from 14.7% for fiscal 2010 to 12.6% for the current year. The percentage decrease in SG&A as a percentage of net sales is a direct result of the fixed nature of a majority of our SG&A expenses.
Other operating expenses. Other operating expenses decreased from $16.2 million for fiscal 2010 to $12.6 million for the current year, a decrease of approximately $3.6 million. The decrease relates to a $2.7 million impairment charge recognized in fiscal 2010, and to decreases in amortization expense of $0.5 million and management fees of $0.4 million.
Income from operations. Income from operations increased from $25.4 million for fiscal 2010 to $61.2 million in 2011, an increase of $35.8 million. As a percentage of net sales, income from operations increased from 8.3% for fiscal 2010 to to 14.1% in 2011 as a result of the factors mentioned above, particularly the increased sales.
Interest expense, net. Interest expense, net, for 2011, was $24.9 million or 5.7% of net sales, compared to $23.9 million, or 7.8% of net sales, in fiscal 2010. The increase of $1.0 million related to a $2.0 million loss on repurchases of senior notes and a $0.8 million write off of deferred financing costs related to the repurchased notes. The increases were partially offset by an increase in interest income of $0.9 million and a decrease of $0.8 million of expenses related to interest rate swaps that expired during 2010 and early 2011.
Provision for income taxes. The provision for income taxes was an expense of $12.9 million for fiscal 2011 compared to an expense of $3.2 million for fiscal 2010. The provision for income taxes reflects the combined federal, state and provincial statutory rate of approximately 35.4% and 211.3% for the fiscal years ended September 30, 2011 and 2010, respectively. Our combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which we operate and the proportion of taxable income earned in each of those tax jurisdictions. The provision for income taxes for the fiscal years ended September 30, 2011 and 2010 differs from the expected income tax expense computed by applying the statutory United States federal tax rates to income before income taxes primarily due to state income taxes, permanent differences between book income and taxable income, valuation allowances against foreign losses, our limited ability to utilize foreign tax credits to offset U.S. tax liabilities and a non-cash goodwill impairment charge in fiscal 2010.
Net income (loss) attributable to noncontrolling interest. This is the net income (loss) attributable to our joint venture partner. The increase of $4.7 million from $2.3 million for fiscal 2010 to $7.0 million for the current year is a result of the increased profitability of our Chinese joint venture.
Net income (loss) attributable to parent company. As a result of the foregoing, net income increased from a loss of $4.0 million for fiscal 2010 to income of $16.5 million in fiscal 2011 .
Fiscal year ended September 30, 2010 compared to fiscal year ended September 30, 2009
The following table sets forth, for the periods indicated, amounts derived from our consolidated statements of operations and related percentages of total net sales.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2009		2010
Statement of Operations Data:
Net sales
Process Equipment	$128,383	40.1%	$145,603	47.7%
Engineered Process Systems	159,159	49.7	126,323	41.3
All Other	32,910	10.3	33,655	11.0
Total net sales	320,452	100.0	305,581	100.0
Cost of goods sold	218,560	68.2	219,192	71.7
Gross profit	101,892	31.8	86,389	28.3
Selling, general and administrative expenses	43,270	13.5	44,833	14.7
Other operating expenses	13,623	4.2	16,178	5.3
Income from operations	44,999	14.1	25,378	8.3
Interest expense, net	21,403	6.7	23,860	7.8
Income before income taxes	23,596	7.4	1,518	0.5
Income tax expense	9,318	2.9	3,207	1.1
Net income (loss)	14,278	4.5	(1,689)	(0.6)
Net income (loss) attributable to noncontrolling interest	1,626	0.5	2,290	0.7
Net income (loss) attributable to Parent Company	$12,652	4.0%	$(3,979)	(1.3)%

Net sales. Net sales in fiscal 2010 decreased by $14.9 million, or 4.6%, to $305.6 million from $320.5 million in fiscal 2009. Net sales in our Process Equipment segment for fiscal 2010 increased by $17.2 million, to $145.6 million compared to $128.4 million in fiscal 2009. This increase was primarily due to an increase of $5.6 million in oilseed processing, $3.3 million in thermal processing and $2.2 million in animal feed equipment sales. These increases were primarily concentrated in Asia. We also experienced a $7.4 million increase in biofuels equipment sales, primarily in Europe. The Asian market continues to grow as the demand for the products made by our equipment continue to grow in this region of the world. The biofuels equipment market in Europe also continues to grow while we continue to gain market share in this relatively new end market.

Net sales in our Engineered Process Systems segment for fiscal 2010 decreased by $32.8 million, to $126.3 million compared to $159.2 million in fiscal 2009, principally due to decreased sales volume to the oilseed processing markets in all geographies except Asia and Latin America. Sales in geographies other than Asia and Latin America decreased by $50.7 million. Our belief is that we are maintaining our market share but the markets other than Asia and Latin America have yet to return to pre-recessionary spending levels. The decrease was partially offset by a $17.9 million increase in sales to the oilseed processing market in Latin America and Asia, principally China as these market continue to grow as the demand for the products made by our equipment grow.

Net sales in our All Other segment increased $0.7 million, or 2.3%, to $33.7 million in fiscal 2010 from $32.9 million in fiscal 2009. This increase was primarily due to increased two-piece beverage container machinery sales and was partially offset by a decrease in machinery and parts sales to the plastics compounding industry.
Cost of goods sold. Cost of goods sold increased by $0.6 million from $218.6 million, or 68.2% of net sales, in fiscal 2009 to $219.2 million, or 71.7% of net sales, in fiscal 2010. The increase in cost of goods sold as a percentage of net sales was primarily due to decreased margins in our Engineered Process Systems segment. These decreased margins were primarily due to geographic product mix, as a larger percentage of our sales were in Asia where we achieve our lowest margins, volume inefficiencies in all parts of the world except Asia and pricing pressures as fewer oilseed processing jobs were executed in 2010 resulting in aggressive pricing tactics by our competitors.
Gross profit. As a result of the foregoing, gross profit in fiscal 2010 decreased by $15.5 million, or 15.2%, to $86.4 million, or 28.3% of net sales, from $101.9 million, or 31.8% of net sales, in fiscal 2009.
Selling, general and administrative expenses. SG&A expenses increased from $43.3 million in fiscal 2009 to $44.8 million in fiscal 2010, an increase of approximately $1.5 million, or 3.5%. The increase was primarily due to increased bad debt reserves of approximately $1.9 million resulting from increased sales to China where the collection of accounts receivable is more challenging, the opening of new offices in Brazil and Argentina with costs of an additional $1.0 million and minor unfavorable foreign currency translation effects due to the slight weakening of the US dollar. The increase was partially offset by lower non-recurring transaction expenses, due to our reduced activity in the capital markets and mergers and acquisitions markets and lower stock-based compensation expense as result of our declining financial performance and a majority of our stock options being vested as no new options have been issued since 2007. As a percentage of net sales, SG&A expenses increased from 13.5% in fiscal 2009 to 14.7% in fiscal 2010. The percentage increase in SG&A as a percentage of sales is a direct result of the factors described above, in addition to lower sales levels driving volume inefficiencies.
Other operating expenses. Other operating expenses increased from $13.6 million in fiscal 2009 to $16.2 million in fiscal 2010, an increase of approximately $2.6 million. The increase was due to the $2.7 million goodwill impairment charge taken in fiscal 2010 in our All Other segment.
Income from operations. Income from operations decreased from $45.0 million in fiscal 2009 to $25.4 million in fiscal 2010, a decrease of $19.6 million. As a percentage of net sales, income from operations decreased from 14.1% in fiscal 2009 to 8.3% in fiscal 2010 as a result of the higher SG&A expenses as a percentage of net sales, the lower gross profit margins and the goodwill impairment charge.
Interest expense, net. Interest expense, net, for 2010 was $23.9 million, or 7.8% of net sales, compared to $21.4 million, or 6.7% of net sales, in fiscal 2009. The increase was due to our increased interest rate from the issuance of the notes in August 2009, increased payments on interest rate swaps and increased amortization of deferred financing costs. The increase was partially offset by a decrease in the interest rate swap liability and a decrease in deferred financing cost write-offs.
Provision for income taxes. The provision for income taxes was an expense of $3.2 million and $9.3 million in fiscal 2010 and 2009, respectively. The provision for income taxes reflects the combined federal, state and provincial effective rate of approximately 211.3% and 39.5% in fiscal 2010 and 2009, respectively. Our combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which we operate and the proportion of taxable income earned in each of those tax jurisdictions. The provision for income taxes for fiscal 2010 differs from the expected income tax expense computed by applying the statutory United States federal tax rates to income before income taxes primarily due to state income taxes, a non-cash goodwill impairment charge, increases in our tax reserves and valuation allowances and our limited ability to utilize foreign tax credits to offset U.S. tax liabilities. The provision for income taxes for 2009 differs from the expected income tax expense computed by applying the statutory United States federal tax rates to income before income taxes primarily due to our limited ability to utilize foreign tax credits to offset U.S. tax liabilities.
Net income (loss) attributable to noncontrolling interest. This is the net income attributable to our joint venture partner. The increase of $0.7 million, or 43.8%, from $1.6 million in fiscal 2009 to $2.3 million in fiscal 2010 is a result of the increased profitability of our Chinese joint venture.
Net income (loss) attributable to parent company. As a result of the foregoing, net income decreased from income of $12.7 million in fiscal 2009 to a loss of $4.0 million in fiscal 2010.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, and we do not currently engage in hedging, research and development services or other relationships that expose us to liability that is not reflected in our financial statements.
Liquidity and Capital Resources
The following table summarizes our net cash from our operating activities, investing activities and financing activities and the effect of foreign exchange rate changes on cash and cash equivalents for fiscal 2009, 2010 and 2011:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2009	2010	2011
Net cash provided by (used in):
Operating activities	$41,091	$7,503	$72,346
Investing activities	(4,686)	(3,489)	(23,087)
Financing activities	(9,417)	(539)	(26,765)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,164)	227	103
Net increase in cash and cash equivalents	$25,824	$3,702	$22,597

We have historically financed operations with internally generated funds. Accordingly, we have traditionally not needed to access the capital markets in order to finance our ongoing operations.

Net cash flow provided by operating activities increased by $64.8 million to $72.3 million in fiscal 2011 compared to $7.5 million for fiscal 2010. The increase in cash provided by operating activities reflects an increase in net income of $25.2 million, fluctuations in deferred taxes of $20.5 million, and fluctuations in working capital of $17.2 million. The cash flow impact of fluctuations in working capital was a $9.5 million source of cash during fiscal 2011 compared to a $7.8 million use of cash in fiscal 2010. The primary sources of the fluctuation of working capital were increases caused by fluctuations in restricted customer accounts, accounts receivable, accounts payable and accrued expenses, partially offset by decreases caused by fluctuations in inventory, prepaid expenses and other current assets, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts.

Net cash flow used in investing activities was $23.1 million in fiscal 2011 compared to $3.5 million in 2010. For fiscal 2011, $20.3 million was used in the acquisition of Sket compared to no cash used in acquisitions in fiscal 2010. In fiscal 2011, $2.8 million was used for capital expenditures, net of proceeds on disposal, compared to $2.0 million in fiscal 2010. There were no acquisitions of other intangibles in fiscal 2011 compared to $1.5 million in fiscal 2010.

Net cash flow used in financing activities was $26.8 million and $0.5 million in fiscal 2011 and 2010, respectively. The use of cash in fiscal 2011 was primarily for the repurchase of senior notes. The use of cash in fiscal 2010 was primarily for the payment of deferred financing fees related to our senior secured revolving credit facility, partially offset by the proceeds from the retirement of the stock subscription notes.

Net cash flow provided by operating activities was $7.5 million and $41.1 million in fiscal 2010 and 2009, respectively. The decrease in cash provided by operating activities primarily reflects decreases in net income, interest swap liabilities, stock based compensation expense, deferred tax provision and an increase in working capital. These decreases were partially offset by an increase in goodwill impairment, and amortization of original issue discount. Working capital was a $0.3 million source of cash in fiscal 2009 and a $7.8 million use of cash in fiscal 2010. Despite a decrease in sales from fiscal 2009 to fiscal 2010 and a decrease in days sales outstanding from September 30, 2009 to September 30, 2010 our accounts receivables increased from $38.9 million at September 30, 2009 to $42.5 million at September 30, 2010. This increase is primarily a result of a 27% sales increase in the fourth quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009.

Net cash flow used in investing activities principally was used for acquisitions and capital expenditures. Cash flow used for acquisitions was $1.5 million in 2010 compared to $0.6 in fiscal 2009. Capital expenditures were $2.0 million and $4.4 million in fiscal 2010 and 2009, respectively. Net cash flow used in investing activities, net of proceeds on sales of property, plant and equipment was $3.5 and $4.7 million in fiscal 2010 and 2009, respectively.

Net cash flow used in financing activities was $0.5 million and $9.4 million in fiscal 2010 and 2009, respectively. The use of cash in fiscal 2010 was primarily for the payment of deferred financing fees related to our senior secured revolving credit facility, partially offset by the proceeds from the retirement of the stock subscription notes. The use of cash in fiscal 2009 was primarily for the payment of deferred financing fees related to the issuance of our senior notes partially offset by the net increase in proceeds from long-term debt.

In November 2009, we entered into a new, U.S. based, senior secured revolving credit facility. Our senior secured revolving credit facility provides up to $14.5 million of revolving credit borrowings, subject to a borrowing base, which is based on the eligible accounts receivable and inventory of our U.S subsidiaries less our aggregate net exposure under permitted hedging obligations and subject to certain reserves. The credit facility expires on April 20, 2013. A portion of the availability under the credit facility is available for the issuance of letters of credit and that the face amount of any outstanding letters of credit will reduce availability under our senior secured revolving credit facility on a dollar-for-dollar basis. Borrowings under the credit facility are subject to certain restrictive covenants, including a fixed charge coverage ratio. At September 30, 2011, we had $14.5 million of unused credit under this facility and the entire amount was available for borrowing based on our borrowing base calculation.
We believe that our operating cash flow and amounts available for borrowing under our senior secured revolving credit facility will be adequate to fund our capital expenditures and working capital requirements for the next twelve months.
Financial Covenants
We are subject to certain restrictive financial covenants contained in our senior secured revolving credit facility including a fixed charge coverage ratio. At September 30, 2010 and September 30, 2011, we were in compliance with all covenants under the facility.
Contractual Obligations
Our contractual obligations as of September 30, 2011 are summarized by years to maturity as follows:

	Payment Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$174,935	$—	$174,935	$—	$—
Interest on long-term debt obligations	55,761	18,587	37,174	—	—
Operating lease obligations	9,855	2,067	2,618	2,096	3,074
Total contractual cash obligations	$240,551	$20,654	$214,727	$2,096	$3,074
This table does not reflect up to $14.5 million of borrowing available under our senior secured revolving credit facility. The senior secured revolving credit facility matures in April of 2013. See “Description of Other Indebtedness—Senior Secured Revolving Credit Facility.”
We were a party to interest rate swap agreements under the provisions of our previous credit agreement to swap a variable rate of interest for fixed rates ranging from 6.67% to 7.73%. The interest rate swap contracts were not associated with any of our existing debt. The swaps were recorded at fair value of $0.8 million at September 30, 2010, and were included in current liabilities on our consolidated balance sheet. The effective date of the swaps ranged from September 2007 through January 2008 and they expired from September 2010 through January 2011.
Inflation
Our operations have not been materially adversely affected by inflation or changing prices. Inflation can affect the cost of the materials, labor, related benefits, utilities and other services we use. Generally, we have been able to mitigate the effects of inflation through price increases or surcharges. There can be no assurance we will be able to continue to do so due to the pressure to provide customers with cost effective products.
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
In September 2011, the FASB issued FASB ASU No. 2011-08, “Testing Goodwill for Impairment,” which is now codified under FASB ASC Topic 350, “Intangibles - Goodwill and Other.” This new guidance allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the current two-step test. After assessing the totality of events or circumstances, if it is determined it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Otherwise, the entity is required to perform Step 1 of the impairment test. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period. Reporting units with zero or negative carrying amounts continue to be required to perform a qualitative assessment in place of Step 1 of the impairment test. FASB ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company has not elected early adoption of this standard and is currently evaluating the impact of this pronouncement on the Company's financial statements and related disclosures.
Forward-Looking Statements
This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, includes forward-looking statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statements that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “forecast,” “intend,” “believe,” “seek,” “may,” “should,” “goal,” “target,” “will” or words or phrases of similar meaning (or the negative version of any such words).

In addition, we, through our senior management, from time to time make forward looking public statements concerning our expected future operations and performance and other developments.

Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. These risks and uncertainties may include those discussed in Part I. Item 1A. of this document entitled “Risk Factors.” New risks and uncertainties may emerge in the future. It is not possible for us to predict all of these risks or uncertainties, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Given these risks and uncertainties, we urge you to read this Annual Report on Form 10-K completely with the understanding that actual future results may be materially different from what is expressly stated or implicit in any forward-looking statement. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statement after the date of this document to conform the statement to actual results or changed expectations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, our financial position is subject to a variety of risks, such as the collectability of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our long-term obligations consist primarily of long-term debt with fixed interest rates, while our $14.5 million senior secured revolving credit facility is subject to variable interest rates.

Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. We maintain cash balances in multiple currencies which leads to currency exchange and market exchange risk.

Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world, and we receive revenue from these operations in a number of different currencies with the most significant of our international operations using Euros, British Pounds, Chinese Renminbi, Singapore Dollars, and Brazilian Real. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the United States dollar, which is our functional currency, or the functional currency of our subsidiaries, which is not necessarily the United States dollar. To the extent that transactions of these subsidiaries are settled in currencies other than the United States dollar, a devaluation of these currencies versus the United States dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in United States dollars. We generally do not hedge currency risk through formal hedge arrangements. However, we do seek to mitigate currency risk through various cash management policies and we may enter into formal hedge arrangements occasionally. A sensitivity analysis for the fiscal year ended September 30, 2011 indicates that a hypothetical 10% devaluation of the functional currencies of our foreign subsidiaries relative to the United States dollar would have resulted in an estimated $13.8 million decrease in our net assets at September 30, 2011 and an estimated $2.5 million decrease in our net income for the fiscal year ended September 30, 2011.

Commodity Price Risk. We are subject to significant market risk with respect to the pricing of our principal raw materials. If prices of these raw materials were to increase dramatically, we may not be able to pass on such increases to our customers and, as a result, our gross margins could decline significantly. We manage our exposure to commodity pricing risk by continuing to diversify our service mix, strategic buying programs and vendor partnering. Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. We do not enter into derivative financial instruments to manage commodity-pricing exposure. A sensitivity analysis indicates that a hypothetical average increase of 10% in raw material costs would have resulted in a decrease in net income of approximately $2.5 million for the fiscal year ended September 30, 2011.

Item 8. Financial Statements and Supplementary Data.
The following documents are filed as part of the annual report on Form 10-K:

All other supplemental financial statement schedules are omitted as not applicable or not required under the rules of Regulation S-K or the information is presented in the financial statements or notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term as defined under Rule 13a-15e promulgated under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.
None.

CPM Holdings, Inc.
Form 10-K
For the Year Ended September 30, 2011

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth certain information regarding our key personnel who are responsible for overseeing the management of our business and our current board of directors as of September 30, 2011:

Name	Age	Position
Ted Waitman	61	President, Chief Executive Officer and Director
Douglas Ostrich	42	Chief Financial Officer, Treasurer and Secretary
James Hughes	49	General Manager, Roskamp Champion and CPM U.S.
Allen Willoughby	66	General Manager, CPM Europe
Alan Tan	65	General Manager, CPM Asia
Robert Urtel	60	General Manager, CPM Century
George Anderson	65	Vice President of Engineering, Crown
Jeff Scott	61	Vice President of Sales, Crown
Gary Koerbitz	46	Vice President of Operations, Crown
Phil Blenkiron	61	Managing Director, Europa Crown
Steven Gilbert	64	Director
Steven Kotler	64	Director
Richard Gaenzle, Jr.	47	Director
Jeffrey Johnson (1)	43	Director
Larry Pitsch	70	Director

(1) Mr. Johnson resigned from our board of directors on December 21, 2011.
Ted Waitman is presently our President and Chief Executive Officer. Mr. Waitman became a member of our board of directors in December 2003. Mr. Waitman has served in a variety of roles since joining CPM in 1978, including Manufacturing Manager of worldwide operations, Plant Manager of the Crawfordsville facility and General Manager for the Roskamp Champion division. Immediately prior to his current position, Mr. Waitman served as CPM’s Vice President and General Manager. Mr. Waitman’s qualifications to serve on our board of directors include his extensive management and operating experience, a deep understanding of CPM’s business and industry and his various leadership positions, including President and Chief Executive Officer, at CPM over the past three decades.
Douglas Ostrich is presently our Chief Financial Officer, Treasurer and Secretary. Mr. Ostrich joined us in 2003. Mr. Ostrich is a CPA and has over 19 years of experience in finance and accounting, including five years as an auditor and consultant with Ernst & Young. Prior to joining us, Mr. Ostrich spent over six years leading the finance and accounting departments of two private equity-owned companies in Minneapolis.
James Hughes is presently General Manager of Roskamp Champion and CPM U.S. Mr. Hughes initially joined us in 1986. After three years as an auditor, he became the Controller of the Roskamp Champion division. In 1995, Mr. Hughes became the General Manager of the Roskamp Champion division and added the responsibility of General Manager of CPM U.S. in 2011.
Allen Willoughby is presently General Manager of CPM Europe. Mr. Willoughby began his career with us in 1985 as a Regional Sales Representative for CPM Europe. He was later promoted to Division Sales Manager for CPM Europe before being appointed General Manager in 1996.
Alan Tan is presently General Manager of CPM Asia. Mr. Tan has been employed by us for over 36 years, having joined CPM Asia as Controller in 1974. He has served as General Manager of CPM Asia since 1999.
Robert Urtel is presently General Manager of CPM Century. Mr. Urtel joined us in 2006 when we purchased the extruder assets of Century Incorporated. During his 13 year tenure at Century Incorporated, Mr. Urtel served in a variety of roles including

President and Chief Operating Officer, Vice President of Operations and Sales Manager, Plant Manager and Materials Manager for the Century Specialties division of Century Incorporated.
George Anderson is presently Vice President of Engineering at Crown, a position he has held since 1984. Mr. Anderson began his career at Crown in 1969 and has held various officer positions there during his term of over 40 years.
Jeff Scott is presently Vice President of Sales at Crown. Mr. Scott is one of the longest serving employees of Crown having joined in 1977 as Area Sales Manager.
Gary Koerbitz is presently Vice President of Operations at Crown. Mr. Koerbitz joined Crown in 2000 as Vice President of Operations. Having started his career at ADM as a Production Assistant, he spent 11 years with Harvest States Corp. beginning as a Process Engineer.
Phil Blenkiron is presently Managing Director of Europa Crown. Mr. Blenkiron has been employed by Europa Crown since 1997, initially as Company Secretary. He became Managing Director in 2002.
Steven Gilbert became a member of our board of directors in December 2003. He is a founder and has served as Chairman of the Board of Gilbert Global Equity Partners, L.P. since 1997. From 1992 to 1997, he was the founder and Managing General Partner of Soros Capital L.P., the principal venture capital and leveraged transaction entity of Quantum Group of Funds, and a principal Advisor to Quantum Industrial Holdings Ltd. From 1988 through 1992, he was the Managing Director of Commonwealth Capital Partners, L.P., a private equity investment firm. From 1984 to 1988, Mr. Gilbert was the Managing General Partner of Chemical Venture Partners (now J.P. Morgan Partners), which he founded. Mr. Gilbert is a member of the board of directors of MBIA Inc. Previously, Mr. Gilbert has been a director of numerous public and private companies. Mr. Gilbert received a B.S. from the Wharton School at the University of Pennsylvania, an M.B.A. from the Harvard Graduate School of Business Administration, and a J.D. from Harvard Law School. Mr. Gilbert’s qualifications to serve on our board of directors include his financial and business expertise across a broad set of industries, his prior experience as a director of numerous public and private companies, as well as his knowledge and experience in a variety of areas including economics, corporate finance, acquisitions and divestitures and corporate governance, that he has acquired at Gilbert Global Equity Partners and other leading private equity investment firms.
Steven Kotler became a member of our board of directors in December 2003. He has served as Vice Chairman of Gilbert Global Equity Partners, L.P. since 2000. Prior to joining Gilbert Global in 2000, Mr. Kotler, for 27 years, was with Schroder & Co. and its predecessor firm, Wertheim & Co., where he served as its Chief Executive Officer and President. Mr. Kotler is a member of the board of directors of Cowen Group, Inc. and a capital partner of The Archstone Partnerships. Previously, Mr. Kotler has served as a Governor of the American Stock Exchange and a director of numerous public and private companies. Mr. Kotler is a graduate of City College of New York. Mr. Kotler’s qualifications to serve on our board of directors include his financial and business expertise across a broad set of industries, his prior experience as a director of numerous public and private companies, as well as his knowledge and experience in a variety of areas including economics, corporate finance, acquisitions and divestitures and corporate governance, that he has acquired at Gilbert Global Equity Partners and other leading private equity investment firms.
Richard Gaenzle, Jr. became a member of our board of directors in December 2003. He is a founder and has served as Managing Director of Gilbert Global Equity Partners, L.P. since 1997. From 1992 to 1997, he was a principal of Soros Capital L.P., the principal venture capital and leveraged transaction entity of Quantum Group of Funds, and a principal Advisor to Quantum Industrial Holdings Ltd. Prior to joining Soros Capital, Mr. Gaenzle held various positions in the investment banking industry. Mr. Gaenzle received a B.A. from Hartwick College and an M.B.A. from Fordham University. Mr. Gaenzle’s qualifications to serve on our board of directors include his financial and business expertise across a broad set of industries, his prior experience as a director of public and private companies, as well as his knowledge and experience in a variety of areas including economics, corporate finance, debt and equity markets, acquisitions and divestitures and corporate governance, that he has acquired at Gilbert Global Equity Partners and Soros Capital and during his prior experiences in the investment banking industry.
Jeffrey Johnson became a member of our board of directors in December 2003. He is a founder and has served as Managing Director of Gilbert Global Equity Partners, L.P. since 1997. Mr. Johnson was previously with Goldman, Sachs & Co. in its mergers and acquisitions department, Hallmark Cards, Inc. and Russell Investment Group. Mr. Johnson received a B.A. from Claremont McKenna College and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Johnson’s qualifications to serve on our board of directors include his financial and business expertise across a broad set of industries, his prior experience as a director of public and private companies, as well as his knowledge and experience in a variety of areas including economics, corporate finance, acquisitions and divestitures and corporate governance, that he has acquired at Gilbert Global Equity Partners and during his prior experiences in the investment banking industry.
Larry Pitsch became a member of our board of directors in March 2004. Mr. Pitsch is currently an investor in private industrial machinery companies. Prior to his retirement, Mr. Pitsch was President of Ingersoll Rand’s Process Systems Group, which included CPM Holdings. Mr. Pitsch’s qualifications to serve on our board of directors include his extensive management, operating and investment experience in the private industrial machinery industry, including his prior leadership positions at CPM’s predecessor company.
Audit Committee
We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent registered public accounting firm and meets and interacts with the independent registered public accounting firm to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent registered public accounting firm, reviews with management and the independent registered public accounting firm our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent registered public accounting firm and the performance of the independent registered public accounting firm.
We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.
Code of Ethics
We have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because of the small number of persons involved in our management.
Board Compensation
The members of our board of directors do not receive compensation in their capacity as directors.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
This compensation discussion and analysis describes the material elements of the compensation awarded to, earned by, or paid to our executive officers who are considered to be “named executive officers” during our last fiscal year. Our named executive officers include our chief executive officer, chief financial officer, and our remaining three executive officers, other than the chief executive officer and chief financial officer, who were serving as executive officers at the end of fiscal 2011, whose names are set forth below in the table under “Executive Compensation — Summary Compensation Table.”
Compensation Objectives
Our compensation program is designed to attract and retain talented and dedicated executive officers, ensure executive compensation is aligned with our corporate strategies and business objectives, promote the achievement of key strategic and financial performance measures by linking short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals, and align executives’ incentives with the creation of equity-holder value.
To achieve these objectives, we have designed and implemented incentive compensation to primarily reward our executives for positive financial performance.
Overall, our aim is to offer our executives total compensation opportunities that represent compensatory levels which, in our view, are appropriate given general market practices.
Compensation Determination Process
Our compensation programs have been designed and are administered by our Board of Directors, or a subcommittee thereof. Our compensation programs for our named executive officers are designed to reflect our view that all components of executive compensation should be set at levels that are necessary, within reasonable parameters, to successfully attract, retain and motivate optimally talented and experienced executives and that are fair and equitable in light of market practices. We believe that the ownership by management of equity interests in our business is an effective mechanism for providing incentives to maximize gains for equityholders and that annual cash incentive compensation should be linked to metrics that create value for our equityholders. In setting an individual executive officer’s initial compensation package and the relative allocation among different types of compensation, we consider the nature of the position being filled, the scope of associated responsibilities, the individual’s prior experience and skills and the individual’s compensation expectations, as well as the compensation of existing executive officers at our company and our general impressions of prevailing conditions in the market for executive talent. In setting the allocation between an individual executive officer’s long-term and currently paid out compensation, we (i) strive to discourage excessive risk taking and align the executive officer’s incentives with the creation of equity-holder value and (ii) consider the nature of the position being filled, the authority accorded to the position being filled and the ability of the individual executive officer to cause our company to take excessive risks.
The compensation levels for our named executive officers were established by our Board of Directors concurrent with our acquisition by Gilbert Global in 2003 and are subject to adjustment by our Board of Directors, or a subcommittee thereof, based upon the recommendation of our Chief Executive Officer. Our company has no compensation committee. Our Board of Directors, or a subcommittee thereof, sets the compensation package of our Chief Executive Officer. Our Chief Executive Officer does not participate in any meetings or deliberations of our Board of Directors, or a subcommittee thereof, that involve his own compensation.
Compensation Components
We compensate our executives through a mix of base salary, cash bonus awards, and equity-based compensation rewards under the 2004 Equity Incentive Plan.
Base Salaries
Our Board of Directors, or a subcommittee thereof, evaluates executive performance and reaches base salary compensation decisions based upon a subjective and careful analysis of each executive’s specific contributions. Our Board of Directors, or a subcommittee thereof, takes into consideration the level of responsibility and experience of each named executive officer and the knowledge and skill required to perform such executive’s job requirements.
In the case of certain named executive officers, base salaries were initially set in employment agreements. See “Executive Compensation — Employment Agreements.” Each year, based on each individual’s performance and contribution and other factors described above, our Board of Directors, or a subcommittee thereof, in consultation with our Chief Executive Officer, reviews and, if appropriate, adjusts salary levels for each of our other named executive officers within the parameters of such officer’s employment agreement.
Cash Bonuses
Our named executive officers can earn additional cash incentive compensation each year to provide annual incentive for excellence in business and individual performance. Our cash bonuses, as opposed to our equity grants, are designed to more immediately reward our executive officers for their performance during the most recent year and are intended to reward the achievement of annual corporate financial and individual performance goals. We believe the immediacy of these cash bonuses, in contrast to our equity grants which vest over a period of time, provides a significant incentive to our executives towards achieving their respective individual objectives. We believe our cash bonuses are an important motivating factor to our executive officers, in addition to being a significant factor in attracting and retaining certain of our executive officers. The annual cash bonus for our named executives is discretionary, but the key factor considered in making determinations with respect to cash bonuses is our achievement of pre-established annual EBITDA targets set by our Board of Directors, or a subcommittee thereof. In the event that an annual EBITDA target is achieved, each of the executive officers who participate in our annual cash bonus for the applicable year are awarded the discretionary cash bonus. However, in the event that an annual EBITDA target is not achieved in a particular year, our Chief Executive Officer will consider whether our failure to achieve such target was primarily related to overall prevailing market conditions that generally negatively impacted our industry as a whole or whether our failure to achieve such target was a result of issues specifically related to our company. If our Chief Executive Officer determines that our failure to achieve such EBITDA target was primarily related to overall prevailing market conditions, rather than a result of specific issues related to our company, then our Chief Executive Officer may determine that the executive officers who participate in our annual cash bonus for the applicable year should be awarded the discretionary cash bonus even though such target was not achieved. After comparing our EBITDA in respect of a particular year to the annual EBITDA target for such year and, in the event that such annual target was not achieved, reviewing whether our failure to achieve such target was primarily related to overall prevailing market conditions or rather resulted from issues specifically related to our company, our Chief Executive Officer recommends the discretionary component to our Board of Directors, or a subcommittee thereof. For the purposes of such annual performance targets, we calculate EBITDA in a manner generally consistent with the calculation of “EBITDA” under our senior secured revolving credit facility. Our cash bonus plan is intended to focus the entire organization on meeting or exceeding an EBITDA performance target that is set during the early part of each year and approved by our Board of Directors, while also providing significant opportunity to reward individual contributions.

Our Board of Directors uses EBITDA as the performance goal because it is a critical metric used by management to direct and measure our business performance. We believe that EBITDA measures are clearly understood by both our employees and stockholders, and that achievement of the stated goals is a key component in the creation of long-term value for our stockholders. For fiscal 2011, our Board of Directors established an EBITDA performance goal of $52.0 million. Our Board of Directors determined that our actual EBITDA for fiscal 2011, as determined for the purposes of our cash bonus plan targets, was $73.7 million. Accordingly, our Chief Executive Officer recommended to the Board of Directors that the discretionary cash bonuses for 2011 be paid to the named executive officers in the amounts described under “Summary Compensation Table” below. For fiscal 2012, the EBITDA performance goal has yet to be determined by of our Board of Directors.
Equity-Based Compensation
We believe that one manner in which our company’s positive long-term performance may be promoted is through an ownership culture that provides incentive to our executive officers through the use of equity compensation. We adopted our 2004 Equity Incentive Plan to provide for the grant of stock options and restricted stock awards to certain employees, including our named executive officers. The 2004 Equity Incentive Plan was adopted to, among other things: (i) align compensation rewards with operating results and equity-holder value; (ii) attract and retain certain personnel; (iii) motivate participants to achieve long-range company goals; and (iv) provide competitive incentive compensation opportunities. We believe that this strategy is consistent with our business goals, including equity-holder return, employee retention, and revenue and earnings growth.
Our Board of Directors, or a subcommittee thereof, selects the recipients and sets the terms of stock option and restricted stock grants granted under the 2004 Equity Incentive Plan. Generally, awards granted under the 2004 Equity Incentive Plan will be subject to terms and conditions customary for such plans, which may include vesting requirements, transfer restrictions and similar conditions and qualifications, in each case, as approved by our Board of Directors, or a subcommittee thereof. The maximum number of shares of common stock with respect to which awards may be granted under the 2004 Equity Incentive Plan is 153,750.
In determining the size of stock option or restricted stock grants to our executive officers, our Board of Directors, or a subcommittee thereof, considers our company-level performance, the applicable executive officer’s performance, comparative equity ownership of our competitors, the amount of equity previously awarded to the applicable executive officer, the vesting of such awards and the recommendations of management and any other advisors that our Board of Directors, or such subcommittee, may choose to consult. We currently do not have any formal plan requiring us to grant, or not to grant, equity compensation on specified dates. We do not have any equity ownership guidelines for our executive officers.
Although each of our named executive officers has been awarded stock options and restricted stock grants under our 2004 Equity Incentive Plan, we have not made any additional awards or grants under our 2004 Equity Incentive Plan since 2007 and do not anticipate making any additional such awards or grants in the near future.
Benefits and other Compensation
We maintain broad-based benefits that are provided to all U.S. employees, including health and dental insurance, life and disability insurance, and a 401(k) plan. These benefits are designed to be competitive to attract and retain qualified employees. Certain of these benefits require the employee to pay a premium, with us paying the remainder of the premiums. These benefits are offered on the same basis to all U.S. employees. We offer similar types of benefits to our foreign employees as determined by local statutory regulations as well the competitive landscape. Our 401(k) retirement plan is available to all eligible employees. Company matching contributions to the 401(k) plan are made at the discretion of the Board of Directors. In 2011, 2010 and 2009, we matched elective employee-participant contributions of our participating employees, including our named executive officers, on a basis of 50% of the employee’s contribution up to 8% of their compensation, subject to federal limits.
Summary Compensation Table
The following table summarizes the compensation of the named executive officers for the fiscal year ended September 30, 2011. The “named executive officers” are our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executives.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation (A) ($)	Total ($)
Ted Waitman (3) President, Chief Executive Officer and Director	2011	486,450	300,000	22,260	808,710
Douglas Ostrich(4) Chief Financial Officer, Treasurer and Secretary	2011	229,571	120,000	20,635	370,206
James Hughes(5) General Manager, Roskamp Champion and CPM U.S.	2011	238,595	180,000	20,561	439,156
Allen Willoughby(6) General Manager, CPM Europe	2011	325,146	100,000	—	425,146
Alan Tan(7) General Manager, CPM Asia	2011	197,388	180,522	38,676	416,586
_________________________

(A)	All Other Compensation for the fiscal year ended September 30, 2011 consisted of the following:

Name	Car Allowance ($)	Meal Allowance ($)	Health and Dental Insurance (1) ($)	Statutory Pension Contributions (2) ($)	401(k) Plan Matching Contributions ($)	Life Insurance (3) ($)	Total ($)
Ted Waitman	—	—	12,028	—	9,800	432	22,260
Douglas Ostrich	—	—	11,953	—	8,250	432	20,635
James Hughes	—	—	11,879	—	8,250	432	20,561
Allen Willoughby	—	—	—	—	—	—	—
Alan Tan	17,266	476	9,751	11,183	—	—	38,676
_________________________

(1)	The amounts indicated represent the allocable portion of health and dental insurance premiums and expenses paid by us in respect of the referenced named executive officers.

(2)
Under the applicable laws of the jurisdictions in which the referenced named executive officers are employed, we are required to make contributions to certain government operated statutory pension plans on behalf of such named executive officers.

(3)	The amounts indicated represent actual premiums paid by us in respect of life insurance provided on behalf of the referenced named executive officers.
Options Granted, Exercised and Stock Vested in 2011
There were no grants of stock awards or stock options to or exercises of stock options by any of the named executive officers during the fiscal year ended September 30, 2011. No stock awards vested for any of the named executive officers during the fiscal year ended September 30, 2011.
Outstanding Equity Awards at Fiscal Year End Table
The following table includes certain information with respect to the stock options and restricted stock awards held by each of the named executive officers as of September 30, 2011.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Ted Waitman	15,120	1,680	80	12/31/2013	18,000	8,730,000
Douglas Ostrich	6,120	680	80	12/31/2013	7,500	3,637,500
James Hughes	7,560	840	80	12/31/2013	9,000	4,365,000
Allen Willoughby	4,320	480	80	12/31/2013	5,250	2,546,250
Alan Tan	4,320	480	80	12/31/2013	5,250	2,546,250

(1)
The option awards indicated shall vest as follows: (a) upon the termination of the named executive officer without cause or termination by the named executive officer of his employment for good reason, the options shall become vested and exercisable with respect to the number of our common shares with respect to which the options would have become vested and exercisable had the named executive officer remained continuously employed by us through the first anniversary of the date of termination; (b) upon a change of control during the term of employment of the named executive officer, the options shall become vested and exercisable with respect to all common shares covered thereby; and (c) in the event that a change of control occurs on or prior to the 90th day following termination of the named executive officer’s employment without cause, for good reason, upon death or upon disability, the options shall become vested and exercisable with respect to all common shares covered thereby.

(2)
The stock awards indicated shall vest as of the date of the first “Stockholder Equity Return Event” (as defined below), with respect to the following percentage of the named executive officer’s common shares determined by the multiple that the amount realized per share in such Stockholder Equity Return Event represents of $80.00 (the “Initial Value Per Share”) (with linear interpolation for values between 1.75 times Initial Value Per Share and 3.0 times Initial Value Per Share):

Stockholder Equity Return Event Value Per Share	Percentage Vested
At least 1.75 times the Initial Value Per Share	50%
At least 3.00 times the Initial Value Per Share	100%
“Stockholder Equity Return Event” means any transaction or series of transactions which result in our stockholders selling at least 50% of our common stock held by our stockholders at a price per share equal to not less than $80.00. The determination of whether a particular transaction or transactions constitutes a Stockholder Equity Return Event shall be made in good faith by our Board of Directors.
Employment Agreements
Employment Agreement with Ted Waitman. In 2011, our subsidiary, CPM Acquisition Corp., entered into an amended and restated employment agreement with Ted Waitman, whereby he agreed to continue to serve as the Chief Executive Officer of CPM Acquisition Corp. The agreement provides for an initial term ending January 1, 2014 and automatically renewing successive one-year terms thereafter, subject to at least 30 days' advance notice by either party of a decision not to renew the employment agreement. Under the employment agreement, Mr. Waitman is entitled to receive an annual base salary of$489,000 or a higher amount that CPM Acquisition Corp. shall from time to time determine. Mr. Waitman is also entitled to an annual bonus award which shall be comprised of elements determined by our Board of Directors, or a subcommittee thereof. Mr. Waitman is also entitled to certain perquisites, including medical, dental and life insurance, participation in our 401(k) plan and paid vacations. In the event that Mr. Waitman’s employment is terminated by reason of death, Mr. Waitman’s estate will be entitled to receive a severance payment equal to 300% of Mr. Waitman’s annual base salary within 30 days after the date of such termination. In the event that Mr. Waitman’s employment is terminated by reason of disability, Mr. Waitman will be entitled to receive severance in the form of continued payments of his annual base salary for a period of three years and will be entitled to other benefits to the extent provided under our insurance and other benefits programs from time to time. In the event that Mr. Waitman’s employment is terminated by us without cause (as defined by the employment agreement) or is terminated by Mr. Waitman for good reason (as defined by the employment agreement), Mr Waitman will be entitled to receive severance in the form of continued payments of his annual base salary for a period of two years following such termination together with the right to continue to receive medical coverage at our expense for a period of two years. If Mr. Waitman is a “specified employee” (as defined in applicable Treasury regulations) at the time of the termination of his employment, any payments of severance or other benefits described above that constitute deferred compensation will not be paid before the date that is six months after such date of termination to the extent so required under applicable Treasury regulations or, if earlier, the date of death. At the end of the six-month period described in the preceding sentence, amounts that could not be paid by reason of such limitation will be paid on the first day of the seventh month following the date of termination. Unless Mr. Waitman’s employment is terminated by us without cause or by Mr. Waitman with good reason, Mr. Waitman will be restricted from competing with us for a period of two years following such termination. Mr. Waitman is also prohibited from disclosing any of our confidential information.
Employment Agreement with Douglas Ostrich. In 2011, our subsidiary, CPM Acquisition Corp., entered into an amended and restated employment agreement with Douglas Ostrich, whereby he agreed to continue to serve as the Chief Financial Officer of CPM Acquisition Corp. The agreement provides for an initial term ending January 1, 2014 and automatically renewing successive one-year terms thereafter, subject to at least 30 days’ advance notice by either party of a decision not to renew the employment agreement. Under the employment agreement, Mr. Ostrich is entitled to receive an annual base salary of $198,640 or a higher amount that CPM Acquisition Corp. shall from time to time determine. Mr. Ostrich is also entitled to an annual bonus award which shall be comprised of elements determined by our Board of Directors, or a subcommittee thereof. Mr. Ostrich is also entitled to certain perquisites, including medical, dental and life insurance, participation in our 401(k) plan and paid vacations. In the event that Mr. Ostrich’s employment is terminated by reason of death, Mr. Ostrich’s estate will be entitled to receive a severance payment equal to 300% of Mr. Ostrich’s annual base salary within 30 days after the date of such termination. In the event that Mr. Ostrich’s employment is terminated by reason of disability, Mr. Ostrich will be entitled to receive severance in the form of continued payments of his annual base salary for a period of three years and will be entitled to other benefits to the extent provided under our insurance and other benefits programs from time to time. In the event that Mr. Ostrich’s employment is terminated by us without cause (as defined by the employment agreement) or is terminated by Mr. Ostrich for good reason (as defined by the employment agreement), Mr Ostrich will be entitled to receive severance in the form of continued payments of his annual base salary for a period of two years following such termination together with the right to continue to receive medical coverage at our expense for a period of two years. If Mr. Ostrich is a “specified employee” (as defined in applicable Treasury regulations) at the time of the termination of his employment, any payments of severance or other benefits described above that constitute deferred compensation will not be paid before the date that is six months after such date of termination to the extent so required under applicable Treasury regulations or, if earlier, the date of death. At the end of the six-month period described in the preceding sentence, amounts that could not be paid by reason of such limitation will be paid on the first day of the seventh month following the date of termination. Unless Mr. Ostrich’s employment is terminated by us without cause or by Mr. Ostrich with good reason, Mr. Ostrich will be restricted from competing with us for a period of two years following such termination. Mr. Ostrich is also prohibited from disclosing any of our confidential information.
Employment Agreement with James Hughes. In 2003, our subsidiary, CPM Acquisition Corp., entered into an employment agreement with James Hughes, whereby he agreed to serve as the General Manager of CPM Acquisition Corp.’s Roskamp Champion Division. The agreement provided for an initial term ending December 31, 2006 and automatically renewing successive one-year terms thereafter, subject to at least 30 days’ advance notice by either party of a decision not to renew the employment agreement. Under the employment agreement, Mr. Hughes is entitled to receive an annual base salary of $158,200 or a higher amount that CPM Acquisition Corp. shall from time to time determine. Mr. Hughes is also entitled to an annual bonus award which shall be comprised of elements determined by our Board of Directors, or a subcommittee thereof. Mr. Hughes is also entitled to certain perquisites, including medical, dental and life insurance, participation in our 401(k) plan and paid vacations. In the event that Mr. Hughes’ employment is terminated by reason of death or disability, Mr. Hughes (or his estate) will be entitled to receive a severance payment equal to 200% of Mr. Hughes’ annual base salary within 30 days after the date of such termination and, in the case of a termination by reason of disability, Mr. Hughes will continue to receive benefits as provided under our insurance and other benefits programs then in effect in accordance with the terms of such programs. In the event that Mr. Hughes’ employment is terminated by us without cause (as defined by the employment agreement) or is terminated by Mr. Hughes for good reason (as defined by the employment agreement), Mr Hughes will be entitled to receive severance in the form of continued payments of his annual base salary for a period of one year following such termination together with the right to continue to receive medical coverage at our expense for a period of one year. Unless Mr. Hughes’ employment is terminated by us without cause or by Mr. Hughes with good reason, Mr. Hughes will be restricted from competing with us for a period of two years following such termination. Mr. Hughes is also prohibited from disclosing any of our confidential information.
Potential Payments Upon Termination Or Change of Control
The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment as provided under the named executive officers’ employment agreements in effect for fiscal 2011. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of September 30, 2011, our most recent fiscal year end, and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.
Payments Made Upon Termination, Generally
Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive annual base compensation earned during his term of employment.
Payments Made Upon Termination due to Death or Disability
In the event of the death or disability of a named executive officer, in addition to the benefits listed under the heading “Payments Made Upon Termination, Generally” above, the named executive officer will receive benefits under our disability plan or payments under our life insurance plan, as applicable.
The tables below reflect that Messrs. Waitman, Ostrich and Hughes would have been entitled under their respective employment agreements to a lump sum payment equal to 200% of the respective executive’s base salary upon the executive’s termination of employment on account of his death or disability.
Payments Made Upon Termination “Without Cause” or Termination for “Good Reason”
Pursuant to the executives’ employment agreements, if an executive’s employment is terminated “without cause,” or if the executive terminates his employment in certain circumstances defined in the agreement that constitute “good reason,” or the executive’s employment is terminated by us for cause or by reason of death or disability, the named executive officers will receive the benefits set forth under the heading “Payments Made Upon Termination, Generally” and in the following tables.
“Good reason” generally means: (i) our material failure to fulfill our obligations under the executive’s employment agreement, (ii) a material and adverse change to, or a material reduction of, the executive’s duties or authority, (iii) the relocation of the executive’s primary office to a location outside of a radius of 150 miles of his current work location. We have a 10 day cure right following timely notice of any event constituting good reason from the executive.
“Cause” generally means: the executive’s (i) willful breach or willful neglect of his duties and responsibilities; (ii) criminal conviction during the term of employment; (iii) conduct that constitutes fraud, dishonesty, misappropriation, embezzlement or moral turpitude; (iv) violation of any material law, administrative order, ordinance, regulation or statute; (v) breach of his duty of loyalty or fiduciary duties; (vi) willful failure to comply with our reasonable orders, directives, rules, regulations, policies, procedures or practices; or (vii) his material breach of his employment agreement. The executive has certain cure rights with respect to the acts set forth in (i), (iv), (v), (vi) and (vii).
The named executive officers are only entitled to receive severance payments so long as they comply with their restrictive covenants regarding non-disclosure of confidential information, non-solicitation of employees, non-competition, and proprietary rights, each during and for specified periods after employment.
The following table shows the potential payments upon termination had Mr. Waitman’s employment been terminated on September 30, 2011:

Executive Benefits and Payments Upon Separation	Voluntary Termination	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Cash Bonus Plan	X	X	X	X	X	X
Cash Severance	X	$987,404	$987,404	$1,467,000(1)	$1,476,404(1)	X
Long Term Incentive Compensation:
Stock Options (2)	X	X	X	X	X	$680,400(3)
Restricted Stock	X	X	X	X	X	X
Benefits and Perquisites:
Health and Welfare Benefits (4)	X	Two Years of Continued Coverage	Two Years of Continued Coverage	X	X	X
_________________________

(1)	This amount is reduced by any amounts received by Mr. Waitman pursuant to insurance coverage where we have paid the insurance premiums.

(2)
In the event that Mr. Waitman is terminated without cause or terminates his employment for good reason, the options shall become vested and exercisable with respect to the number of common shares with respect to which the options would have become vested and exercisable had Mr. Waitman remained continuously employed by us through the first anniversary of the date of termination. However, absent a change in control on or prior to the 90th day following termination of Mr. Waitman’s employment, all eligible options held by Mr. Waitman have previously vested. Accordingly, there would have been no value realized upon this accelerated vesting.

(3)
In the event that a change of control occurs on or prior to the 90th day following termination of Mr. Waitman’s employment without cause, for good reason, upon death or upon disability, the options shall become vested and exercisable with respect to all common shares covered thereby. The value of the acceleration of vesting of Mr. Waitman’s options in connection with a change of control on or prior to the 90th day following termination of Mr. Waitman’s employment without cause, for good reason, upon death or upon disability, which is presented in the chart in the column entitled “Change of Control”, has been calculated by multiplying 1,680, which is the number of options held by Mr. Waitman that would have been subject to such accelerated vesting, by $405, which represents the excess of $485, which is our estimate of the fair market value of one share of our common stock as of September 30, 2011, over $80, which is the exercise price of such options.

(4)	Health and Welfare Benefits coverage shall cease at such time as Mr. Waitman obtains other employment.
The following table shows the potential payments upon termination had Mr. Ostrich’s employment been terminated on September 30, 2011:

Executive Benefits and Payments Upon Separation	Voluntary Termination	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Cash Bonus Plan	X	X	X	X	X	X
Cash Severance	X	$527,645	$527,645	$750,000(1)	$777,645(1)	X
Long Term Incentive Compensation:
Stock Options (2)	X	X	X	X	X	$275,400(3)
Restricted Stock	X	X	X	X	X	X
Benefits and Perquisites:
Health and Welfare Benefits (4)	X	Two Years of Continued Coverage	Two Years of Continued Coverage	X	X	X
_________________________

(1)	This amount is reduced by any amounts received by Mr. Ostrich pursuant to insurance coverage where we have paid the insurance premiums.

(2)
In the event that Mr. Ostrich is terminated without cause or terminates his employment for good reason, the options shall become vested and exercisable with respect to the number of common shares with respect to which the options would have become vested and exercisable had Mr. Ostrich remained continuously employed by us through the first anniversary of the date of termination. However, absent a change in control on or prior to the 90th day following termination of Mr. Ostrich’s employment, all eligible options held by Mr. Ostrich have previously vested. Accordingly, there would have been no value realized upon this accelerated vesting.

(3)
In the event that a change of control occurs on or prior to the 90th day following termination of Mr. Ostrich’s employment without cause, for good reason, upon death or upon disability, the options shall become vested and exercisable with respect to all common shares covered thereby. The value of the acceleration of vesting of Mr. Ostrich’s options in connection with a change of control on or prior to the 90th day following termination of Mr. Ostrich’s employment without cause, for good reason, upon death or upon disability, which is presented in the chart in the column entitled “Change of Control”, has been calculated by multiplying 680, which is the number of options held by Mr. Ostrich that would have been subject to such accelerated vesting, by $405, which represents the excess of $485, which is our estimate of the fair market value of one share of our common stock as of September 30, 2011, over $80, which is the exercise price of such options.

(4)	Health and Welfare Benefits coverage shall cease at such time as Mr. Ostrich obtains other employment.

The following table shows the potential payments upon termination had Mr. Hughes' employment been terminated on September 30, 2011:

Executive Benefits and Payments Upon Separation	Voluntary Termination	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Cash Bonus Plan	X	X	X	X	X	X
Cash Severance	X	$302,216	$302,216	$527,800(1)	$566,116(1)	X
Long Term Incentive Compensation:
Stock Options (2)	X	X	X	X	X	$340,200(3)
Restricted Stock	X	X	X	X	X	X
Benefits and Perquisites:
Health and Welfare Benefits (4)	X	One Year of Continued Coverage	One Year of Continued Coverage	X	X	X
_________________________

(1)	This amount is reduced by any amounts received by Mr. Hughes pursuant to insurance coverage where we have paid the insurance premiums.

(2)
In the event that Mr. Hughes is terminated without cause or terminates his employment for good reason, the options shall become vested and exercisable with respect to the number of common shares with respect to which the options would have become vested and exercisable had Mr. Hughes remained continuously employed by us through the first anniversary of the date of termination. However, absent a change in control on or prior to the 90th day following termination of Mr. Hughes' employment, all eligible options held by Mr. Hughes have previously vested. Accordingly, there would have been no value realized upon this accelerated vesting.

(3)
In the event that a change of control occurs on or prior to the 90th day following termination of Mr. Hughes' employment without cause, for good reason, upon death or upon disability, the options shall become vested and exercisable with respect to all common shares covered thereby. The value of the acceleration of vesting of Mr. Hughes' options in connection with a change of control on or prior to the 90th day following termination of Mr. Hughes’ employment without cause, for good reason, upon death or upon disability, which is presented in the chart in the column entitled “Change of Control”, has been calculated by multiplying 840, which is the number of options held by Mr. Hughes that would have been subject to such accelerated vesting, by $405, which represents the excess of $485, which is our estimate of the fair market value of one share of our common stock as of September 30, 2011, over $80, which is the exercise price of such options.

(4)	Health and Welfare Benefits coverage shall cease at such time as Mr. Hughes obtains other employment.
The following table shows the potential payments upon termination had Mr. Willoughby's employment been terminated on September 30, 2011:

Executive Benefits and Payments Upon Separation	Voluntary Termination	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Cash Bonus Plan	X	X	X	X	X	X
Cash Severance	X	X	X	X	X	X
Long Term Incentive Compensation:
Stock Options (2)	X	X	X	X	X	$194,400(3)
Restricted Stock	X	X	X	X	X	X
Benefits and Perquisites:
Health and Welfare Benefits (4)	X	X	X	X	X	X
_________________________

(1)	Mr. Willoughby would receive cash severance in accordance with applicable Dutch laws and the applicable collective labor agreement in the Netherlands.

(2)
In the event that Mr. Willoughby is terminated without cause or terminates his employment for good reason, the options shall become vested and exercisable with respect to the number of common shares with respect to which the options would have become vested and exercisable had Mr. Willoughby remained continuously employed by us through the first anniversary of the date of termination. However, absent a change in control on or prior to the 90th day following termination of Mr. Willoughby's employment, all eligible options held by Mr. Willoughby have previously vested. Accordingly, there would have been no value realized upon this accelerated vesting.

(3)
In the event that a change of control occurs on or prior to the 90th day following termination of Mr. Willoughby's employment without cause, for good reason, upon death or upon disability, the options shall become vested and exercisable with respect to all common shares covered thereby. The value of the acceleration of vesting of Mr. Willoughby's options in connection with a change of control on or prior to the 90th day following termination of Mr. Willoughby's employment without cause, for good reason, upon death or upon disability, which is presented in the chart in the column entitled “Change of Control”, has been calculated by multiplying 480, which is the number of options held by Mr. Willoughby that would have been subject to such accelerated vesting, by $405, which represents the excess of $485, which is our estimate of the fair market value of one share of our common stock as of September 30, 2011, over $80, which is the exercise price of such options.

The following table shows the potential payments upon termination had Mr. Tan's employment been terminated on September 30, 2011:

Executive Benefits and Payments Upon Separation	Voluntary Termination	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Cash Bonus Plan	X	X	X	X	X	X
Cash Severance	X	X	X	X	X	X
Long Term Incentive Compensation:
Stock Options (2)	X	X	X	X	X	$194,400(2)
Restricted Stock	X	X	X	X	X	X
Benefits and Perquisites:
Health and Welfare Benefits (4)	X	X	X	X	X	X
_________________________

(1)
In the event that Mr. Tan is terminated without cause or terminates his employment for good reason, the options shall become vested and exercisable with respect to the number of common shares with respect to which the options would have become vested and exercisable had Mr. Tan remained continuously employed by us through the first anniversary of the date of termination. However, absent a change in control on or prior to the 90th day following termination of Mr. Tan's employment, all eligible options held by Mr. Tan have previously vested. Accordingly, there would have been no value realized upon this accelerated vesting.

(2)
In the event that a change of control occurs on or prior to the 90th day following termination of Mr. Tan's employment without cause, for good reason, upon death or upon disability, the options shall become vested and exercisable with respect to all common shares covered thereby. The value of the acceleration of vesting of Mr. Tan's options in connection with a change of control on or prior to the 90th day following termination of Mr. Tan's employment without cause, for good reason, upon death or upon disability, which is presented in the chart in the column entitled “Change of Control”, has been calculated by multiplying 480, which is the number of options held by Mr. Tan that would have been subject to such accelerated vesting, by $405, which represents the excess of $485, which is our estimate of the fair market value of one share of our common stock as of September 30, 2011, over $80, which is the exercise price of such options.

2004 Equity Incentive Plan
We established our 2004 Equity Incentive Plan so that we and our subsidiaries could attract and retain certain personnel, motivate eligible participants to achieve long-range goals and to provide incentive compensation opportunities to eligible participants and to promote our business. The equity incentive plan is administered by the compensation committee of our board of directors, which has the power to determine the ability of an eligible individual to receive awards, the number of shares of stock subject to the awards, the price and timing of awards and to establish the terms, conditions, performance criteria and restrictions on the awards.

Participants. Any of our employees or directors may be selected to participate in the equity incentive plan. We may award these individuals with one or more of the following:

•	Stock options; and

•	Restricted stock awards
Stock options. Stock options may be granted under our 2004 Equity Incentive Plan, including incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and nonqualified stock options. The exercise price of all stock options granted under the equity incentive plan will be determined by the committee, except that the exercise price cannot be less than 100% of the fair market value on the date of the grant (or not less than 110% of fair market value in the case of incentive stock options granted to a participant who, immediately after such grant, owns more than 10% of the total combined voting power or value of all classes of our capital stock).
Upon the exercise of a stock option, the purchase price must be paid in full in either cash or its equivalent by tendering previously acquired shares of our common stock with a fair market value at the time of tender equal to the exercise price, provided such shares have been held for at least six months prior to tender.
Restricted stock. A restricted stock award is the grant of shares of our common stock at a price determined by the committee, and is subject to substantial risk of forfeiture until specific conditions or goals are met. Restricted stock awards are subject to such conditions, restrictions and contingencies as the committee shall determine.
Shares reserved for issuance. The maximum number of shares of common stock with respect to which awards may be granted under this equity incentive plan is 153,750.
Vesting upon a change of control. If, while any award granted under the equity incentive plan remains outstanding, a change of control occurs, then all of the stock options outstanding at the time of such change of control will become immediately exercisable in full and all restrictions with respect to restricted stock awards shall lapse.
Amendment and termination. Our board of directors may terminate, amend or modify the equity incentive plan at any time; however, the approval of any affected participant must be obtained to amend or terminate the stock option plan to the extent the proposed amendment or termination would adversely affect the rights of any participant or any beneficiary of any award granted under the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock on September 30, 2011 of:
• each person who we know beneficially owns more than 5% of our common stock;

• our directors and named executive officers; and

• all of our directors and executive officers as a group.

Beneficial ownership, which is determined in accordance with the rules and regulations of the SEC, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of our common stock. The number of shares of our common stock beneficially owned by a person includes shares of common stock issuable with respect to options and convertible securities held by the person which are exercisable or convertible within 60 days. The percentage of our common stock beneficially owned by a person assumes that the person has exercised all options, and converted all convertible securities, the person holds which are exercisable or convertible within 60 days, and that no other persons exercised any of their options or converted any of their convertible securities. Except as otherwise indicated, the business address for each of the following persons is 2975 Airline Circle, Waterloo, IA 50703. Except as otherwise indicated in the footnotes to the table or in cases where community property laws apply, we believe that each person identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the person.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent
Five Percent and Greater Stockholders
GGEP/CPM Holdings, LLC (2)	842,500	89.9%
Directors and Named Executive Officers
Ted Waitman (3) President, Chief Executive Officer and Director	45,870	4.8%
Douglas Ostrich (4) Chief Financial Officer, Treasurer and Secretary	17,870	1.9%
James Hughes (5) General Manager, Roskamp Champion and CPM U.S.	23,560	2.5%
Allen Willoughby (6) General Manager, CPM Europe	13,820	1.5%
Alan Tan (7) General Manager, CPM Asia	13,820	1.5%
Steven Gilbert (8) Director	842,500	89.9%
Steven Kotler (9) Director	842,500	89.9%
Richard Gaenzle, Jr. (10) Director	842,500	89.9%
Jeffrey Johnson (11) Director	—	—
Larry Pitsch (12) Director	2,400	*
All directors and executive officers as a group	983,646	99.6%
_________________________

*	Less than 1%

(1)
“Beneficial ownership” is a term broadly defined by the Securities and Exchange Commission in Rule 13d-3 under the Securities Exchange Act of 1934, and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date that such person or group has the right to acquire within 60 days after such date.

(2)
Gilbert Global Equity Partners, L.P. and Gilbert Global Equity Partners (Bermuda), L.P. (collectively, the “Gilbert Global Funds”) own approximately 85% and 15%, respectively of GGEP/CPM Holdings, LLC (the “LLC”). The Gilbert Global Funds are managed by an Investment Committee comprised of Messrs. Gilbert, Kotler and Gaenzle, who share voting and investment power over the shares held by the LLC. The address of the LLC is P.O. Box 984, New Canaan, CT 06840. The address of Gilbert Global Equity Partners, L.P. is P.O. Box 984, New Canaan, CT 06840. The address of Gilbert Global Equity Partners (Bermuda), L.P. is Clarendon House, 2 Church Street, P.O. Box HM 1022, Hamilton HM DX, Bermuda.

(3)
The above chart (i) includes (x) 12,750 shares of common stock held by Mr. Waitman, (y) 18,000 shares of restricted common stock held by Mr. Waitman (of which no such shares of restricted common stock shall have vested) and (z) 15,120 shares of common stock issuable upon exercise of vested stock options granted to Mr. Waitman under our 2004 Equity Incentive Plan, and (ii) does not include 1,680 shares of common stock underlying unvested stock options granted to Mr. Waitman under our 2004 Equity Incentive Plan, which stock options will not be exercisable within 60 days.

(4)
The above chart (i) includes (x) 4,250 shares of common stock held by Mr. Ostrich, (y) 7,500 shares of restricted common stock held by Mr. Ostrich (of which no such shares of restricted common stock shall have vested) and (z) 6,120 shares of common stock issuable upon exercise of vested stock options granted to Mr. Ostrich under our 2004 Equity Incentive Plan, and (ii) does not include 680 shares of common stock underlying unvested stock options granted to Mr. Ostrich under our 2004 Equity Incentive Plan, which stock options will not be exercisable within 60 days.

(5)	The above chart (i) includes (x) 7,000 shares of common stock held by Mr. Hughes, (y) 9,000 shares of restricted common stock held by Mr. Hughes (of which no such shares of restricted common stock shall have vested) and (z) 7,560 shares of common stock issuable upon exercise of vested stock options granted to Mr. Hughes under our 2004 Equity Incentive Plan, and (ii) does not include 840 shares of common stock underlying unvested stock options granted to Mr. Hughes under our 2004 Equity Incentive Plan, which stock options will not be exercisable within 60 days.

(6)
The above chart (i) includes (x) 4,250 shares of common stock held by Mr. Willoughby, (y) 5,250 shares of restricted common stock held by Mr. Willoughby (of which no such shares of restricted common stock shall have vested) and (z) 4,320 shares of common stock issuable upon exercise of vested stock options granted to Mr. Willoughby under our 2004 Equity Incentive Plan, and (ii) does not include 480 shares of common stock underlying unvested stock options granted to Mr. Willoughby under our 2004 Equity Incentive Plan, which stock options will not be exercisable within 60 days.

(7)
The above chart (i) includes (x) 4,250 shares of common stock held by Mr. Tan, (y) 5,250 shares of restricted common stock held by Mr. Tan (of which no such shares of restricted common stock shall have vested) and (z) 4,320 shares of common stock issuable upon exercise of vested stock options granted to Mr. Tan under our 2004 Equity Incentive Plan, and (ii) does not include 480 shares of common stock underlying unvested stock options granted to Mr. Tan under our 2004 Equity Incentive Plan, which stock options will not be exercisable within 60 days.

(8)
Mr. Gilbert is a member of the Investment Committee of the Gilbert Global Funds, which collectively own 100% of the LLC. Accordingly, Mr. Gilbert is deemed to share voting and investment power over the shares owned by the LLC and therefore to beneficially own the shares. Mr. Gilbert’s address is Gilbert Global Equity Partners, L.P., P.O. Box 984, New Canaan, CT 06840. We are party to an Amended and Restated Management and Advisory Services letter agreement with GGEP Management, L.L.C. and GGEP Management (Bermuda), Ltd., which are affiliates of Gilbert Global Equity Partners, L.P., pursuant to which GGEP Management, L.L.C. and GGEP Management (Bermuda), Ltd. is entitled to receive payment from us of certain fees. See “Certain Relationships and Related Party Transactions—Management Agreement.”

(9)
Mr. Kotler is a member of the Investment Committee of the Gilbert Global Funds, which collectively own 100% of the LLC. Accordingly, Mr. Kotler is deemed to share voting and investment power over the shares owned by the LLC and therefore to beneficially own the shares. Mr. Kotler’s address is Gilbert Global Equity Partners, L.P., P.O. Box 984, New Canaan, CT 06840. We are party to an Amended and Restated Management and Advisory Services letter agreement with GGEP Management, L.L.C. and GGEP Management (Bermuda), Ltd., which are affiliates of Gilbert Global Equity Partners, L.P., pursuant to which GGEP Management, L.L.C. and GGEP Management (Bermuda), Ltd. is entitled to receive payment from us of certain fees. See “Certain Relationships and Related Party Transactions—Management Agreement.”

(10)
Mr. Gaenzle is a member of the Investment Committee of the Gilbert Global Funds, which collectively own 100% of the LLC. Accordingly, Mr. Gaenzle is deemed to share voting and investment power over the shares owned by the LLC and therefore to beneficially own the shares. Mr. Gaenzle’s address is Gilbert Global Equity Partners, L.P., P.O. Box 984, New Canaan, CT 06840. We are party to an Amended and Restated Management and Advisory Services letter agreement with GGEP Management, L.L.C. and GGEP Management (Bermuda), Ltd., which are affiliates of Gilbert Global Equity Partners, L.P., pursuant to which GGEP Management, L.L.C. and GGEP Management (Bermuda), Ltd. is entitled to receive payment from us of certain fees. See “Certain Relationships and Related Party Transactions—Management Agreement.”

(11)	Mr. Johnson resigned from our board of directors on December 21, 2011.

(12)	The above chart includes 2,400 shares of common stock issuable upon exercise of vested stock options granted to Mr. Pitsch under our 2004 Equity Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Management Agreement
We are a party to an Amended and Restated Management and Advisory Services Agreement (the “Management Agreement”) with GGEP Management, L.L.C., GGEP Management (Bermuda) Ltd. and Gilbert Global Equity Capital, LLC (collectively, the “Advisors”), each of which is an affiliate of Gilbert Global. Pursuant to the Management Agreement, the Advisors provide us with general business, financial and strategic advisory services and financial advisory and operational performance monitoring services. In consideration of the provision by the Advisors of such services, the Management Agreement will provide that we will pay the Advisors (i) a quarterly maintenance fee of up to $625,000, plus out-of-pocket expenses and (ii) an investment banking fee in an amount up to 2.5% of the aggregate transaction value in connection with the consummation by us of any material divestiture, acquisition or securities offering. The Management Agreement provides for a term extending to August 2017, however the Management Agreement will terminate earlier upon either (i) GGEP/CPM Holdings, LLC, together with its affiliated funds, ceasing to own at least 30% of the shares of our common stock originally acquired by GGEP/CPM

Holdings, LLC or (ii) our initial public offering.
Subscription Agreements
In connection with our acquisition of Crown in 2007, we entered into subscription agreements with numerous employees of Crown. Under the subscription agreements, such employees of Crown purchased an aggregate of 15,038 shares of our common stock. The aggregate cash consideration for the shares purchased was $4,000,108. The subscription agreements provide that if at any time one or more shareholders holding in the aggregate a majority of our fully diluted common shares proposes to sell 35% or more of our fully diluted shares, it or they may require the subscribers to sell the same proportion and type of our stock that they own. Also, the subscribers agreed to vote their shares of common stock in favor of the individuals designated to our board of directors.
Restricted Stock Agreements
In connection with awards of restricted stock to our named executive officers pursuant to the 2004 Equity Incentive Plan, we entered into restricted stock agreements with such named executive officers. Pursuant to the restricted stock agreements, shares of restricted stock granted thereunder shall not vest until a transaction or series of transactions occur resulting in our stockholders as of the date of the execution of the applicable restricted stock agreement selling at least 50% of their shares in connection with such transaction at a price of at least $80 per share. Prior to such transaction or series of transactions, we shall retain custody of all distributions made or declared with respect to such restricted shares. If such transaction does occur, the restricted shares shall vest 100% if the per share value to be received by our shareholders due to such transaction or series of transactions is at least $240 per share; provided, that if the per share value received is less than $140 per share, such restricted shares shall vest 50% (with linear interpolation for per share values between $140 and $240 per share).
Non-Competition and Confidentiality Agreements
In connection with our acquisition of Crown in 2007, we entered into non-competition and confidentiality agreements with numerous employees of Crown. Pursuant to such agreements, such employees are restricted from competing with us for a period of two years following termination of their employment with Crown and are prohibited from disclosing any of our confidential information.
Employment Agreements
We have entered into employment agreements with Ted Waitman, our Chief Executive Officer, Douglas Ostrich, our Chief Financial Officer, and James Hughes, the General Manager of our Roskamp Champion, as described in “Executive Compensation—Employment Agreements.”
Item 14. Principal Accounting Fees and Services.
PricewaterhouseCoopers LLP is the Company's independent registered public accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining PricewaterhouseCoopers' independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended September 30, 2011. The following table represents aggregate fees billed to the Company for the years ended September 30, 2011 and 2010.

	Year Ended September 30,
	2010	2011
Audit Fees (1)	1,026	1,831
Audit-related Fees (2)	—	—
Tax Fees (3)	326	405
All Other Fees (4)	—	—
Total Fees	1,352	2,236
_________________________

(1)
Audit Fees. This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees. This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees. This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

CPM Holdings, Inc.
Form 10-K
For the Year Ended September 30, 2011

PART IV.
Item 15. Exhibits, Financial Statement Schedules.
Financial Statements; Schedules:
Our consolidated financial statements for the fiscal years ended September 30, 2009, 2010 and 2011 begin on page F-1 of this annual report.
Schedule II - Valuation and Qualifying Accounts for the fiscal years ended September 30. 2009, 2010 and 2011 begin on page S-7 of this annual report.
Index to Exhibits:

Exhibit
No.	Description
3.1	Certificate of Incorporation of CPM Holdings, Inc. (1)
3.2	Amended and Restated Certificate of Incorporation of CPM Holdings, Inc. (1)
3.3	First Amendment to the Amended and Restated Certificate of Incorporation of CPM Holdings, Inc. (1)
3.4	Second Amendment to the Amended and Restated Certificate of Incorporation of CPM Holdings, Inc. (1)
3.5	Bylaws of CPM Holdings, Inc. (1)
3.6	Certificate of Incorporation of CPM Acquisition Corp. (1)
3.7	Amended and Restated Bylaws of CPM Acquisition Corp. (1)
3.8	Certificate of Formation of CPM SA, LLC. (1)
3.9	Operating Agreement of CPM SA, LLC. (1)
3.10	Certificate of Formation of CPM Wolverine Proctor, LLC. (1)
3.11	Certificate of Amendment to the Certificate of Formation of CPM Wolverine Proctor, LLC. (1)
3.12	Operating Agreement of CPM Wolverine Proctor, LLC. (1)
3.13	Certificate of Incorporation of Crown Acquisition Corp. (1)
3.14	Bylaws of Crown Acquisition Corp. (1)
3.15	Certificate of Incorporation of Crown Iron Works Company. (1)
3.16	Certificate of Amendment to Articles of Incorporation of Crown Iron Works Company. (1)
3.17	Certificate for Renewal and Revival of Charter of Crown Iron Works Company. (1)
3.18	Bylaws of Crown Iron Works Company. (1)
4.1	Indenture, dated as of August 18, 2009, among CPM Holdings, the Guarantors named therein and Wilmington Trust FSB, as Trustee and the Collateral Agent. (2)
4.2	Form of 10 5/8% Senior Secured Notes due 2014 (included in Exhibit 4.1). (2)
4.3	Form of Guarantee (included in Exhibit 4.1). (2)
4.4	The Pledge and Security Agreement, dated as of August 18, 2009, among CPM Holdings, Inc., the Guarantors named therein and Wilmington Trust FSB, as Collateral Agent. (1)
4.5	Registration Rights Agreement, dated as of August 18, 2009, among CPM Holdings, Inc., the Guarantors identified therein and Jefferies & Company, Inc., as representative of the initial purchasers. (1)
4.6
Intercreditor Agreement, dated as of November 20, 2009, by and among CPM Holdings, Inc., the subsidiaries of CPM Holdings, Inc. identified therein, Harris N.A., as Administrative Agent, and Wilmington Trust FSB, as Collateral Agent. (1)

10.1
Credit Agreement, dated as of November 20, 2009, by and among CPM Acquisition Corp., CPM Wolverine Proctor, LLC, Crown Iron Works Company, the Guarantors identified therein, the Lenders party thereto and Harris N.A., as Administrative Agent. (1)

10.2
Pledge and Security Agreement, dated as of November 20, 2009, by and among CPM Acquisition Corp., CPM Wolverine Proctor, LLC, Crown Iron Works Company, the other Grantors Guarantors identified therein and Harris N.A., as Administrative Agent. (1)

10.3	Amended and Restated Management and Advisory Services Agreement and Expense Sharing Agreement. (1)
10.4	Amended and Restated Employment Agreement, dated as of January 1, 2011, between CPM Acquisition Corp. and Ted Waitman. (1)
10.5	Amended and Restated Employment Agreement, dated as of January 1, 2011, between CPM Acquisition Corp. and Douglas Ostrich. (1)
10.6	Employment Agreement, dated as of December 31, 2003, between CPM Acquisition Corp. and James Hughes. (1)
10.7	2004 Equity Incentive Plan. (2)
10.8	Form of Restricted Stock Agreement. (1)
10.9	Subscription Agreement, dated as of August 16, 2007, between CPM Holdings, Inc. and Clifford Anderson. (2)
10.1	Subscription Agreement, dated as of August 16, 2007, between CPM Holdings, Inc. and George Anderson. (2)
10.11	Subscription Agreement, dated as of August 16, 2007, between CPM Holdings, Inc. and Ralph Romano. (2)
10.12	Subscription Agreement, dated as of August 16, 2007, between CPM Holdings, Inc. and Phil Blenkiron. (2)
10.13	Subscription Agreement, dated as of August 16, 2007, between CPM Holdings, Inc. and Gary Koerbitz. (2)
10.14	Manufactory Office Building No. 3 & No. 4 Floors Lease Contract, between Wuhan Friendship Food Engineering Co., Ltd. and Wuhan Crown Friendship Edible Oils Engineering Co., Ltd. (2)
12.1*	Statement regarding Computation of Earnings to Fixed Charges. (2)
21.1*	Subsidiaries of CPM Holdings, Inc.
24.1*	Powers of Attorney (included on the signature page to this annual report).
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification by Principal Financial Officer.
32**	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer.
101***
The following materials from CPM Holdings, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2011, filed on December 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	Furnished (and not filed) herewith pursuant to Rule 406T of Regulation S-T under the Exchange Act.

(1)	Filed on February 11, 2011 as an exhibit to our Registration Statement on Form S-4, and incorporated herein by reference.

(2)	Filed on April 26, 2011 as an exhibit to our Amended Registration Statement on Form S-4/A, and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
CPM Holdings, Inc. and Subsidiaries:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of CPM Holdings, Inc. and Subsidiaries at September 30, 2010 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 29, 2011

CPM Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2010 and 2011

	September 30, 2010	September 30, 2011
(dollars in thousands, except per share information)	(as revised)
Assets
Current assets
Cash and cash equivalents	$58,691	$81,288
Restricted customer deposits	28,690	26,853
Accounts receivable, net	42,453	48,570
Inventories	49,898	54,026
Costs and estimated earnings in excess of billings on uncompleted contracts	17,451	24,585
Prepaid expenses and other current assets	2,122	4,004
Deferred taxes	3,277	1,523
Total current assets	202,582	240,849
Property, plant and equipment, net	18,398	17,547
Trademarks	54,099	54,178
Goodwill	125,306	140,086
Other intangibles, net	67,026	58,882
Total assets	$467,411	$511,542

Liabilities and Equity
Current liabilities
Accounts payable	$20,904	$31,869
Accrued expenses	35,275	44,401
Billings in excess of costs and estimated earnings on uncompleted contracts	51,745	59,812
Total current liabilities	107,924	136,082
Long-term debt	196,878	172,796
Deferred taxes	9,050	27,233
Other liabilities	4,180	2,616
Total liabilities	318,032	338,727

Commitments and contingencies

Equity
Parent Company stockholders’ equity
Common stock, $.001 par value, authorized shares 1,100,000; shares issued and outstanding 936,913	1	1
Additional paid-in capital	82,478	83,105
Retained earnings	67,965	84,456
Accumulated other comprehensive loss	(5,958)	(7,003)
Total Parent Company stockholders’ equity	144,486	160,559
Noncontrolling interest	4,893	12,256
Total equity	149,379	172,815
Total liabilities and equity	$467,411	$511,542
The accompanying notes are an integral part of these consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended September 30, 2009, 2010 and 2011

(dollars in thousands)	2009	2010	2011
Net sales	$320,452	$305,581	$435,521
Cost of goods sold	218,560	219,192	306,729
Gross profit	101,892	86,389	128,792

Operating expenses
Selling, general and administrative expenses	43,270	44,833	54,975
Amortization expense	11,298	11,019	10,489
Management fees	2,325	2,500	2,125
Impairment of goodwill	—	2,659	—
Total operating expenses	56,893	61,011	67,589
Income from operations	44,999	25,378	61,203

Other expense (income)
Interest expense	21,787	25,216	27,162
Interest income	(384)	(1,356)	(2,298)
Total other expense	21,403	23,860	24,864
Income before income taxes	23,596	1,518	36,339
Income tax expense	9,318	3,207	12,862
Net income (loss)	14,278	(1,689)	23,477
Less: Net income attributable to noncontrolling interest	1,626	2,290	6,986
Net income (loss) attributable to Parent Company	$12,652	$(3,979)	$16,491
The accompanying notes are an integral part of these consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)
Years Ended September 30, 2009, 2010 and 2011

	Parent Company Stockholders’ Equity
			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Parent Company Stockholders' Equity	Noncontrolling Interest in Subsidiary
	Common Stock			Retained Earnings				Total Equity
(dollars in thousands)	Shares	Amount
Balances at September 30, 2009	936,913	$1	$81,838	$71,944	$(5,167)	$148,616	$2,525	$151,141
Stock-based compensation	—	—	243	—	—	243	—	243
Stock subscription note repayment	—	—	397	—	—	397	—	397
Comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	—	(435)	(435)	78	(357)
Net income (loss)	—	—	—	(3,979)	—	(3,979)	2,290	(1,689)
Total comprehensive income (loss)						(4,414)	2,368	(2,046)
Balances at September 30, 2010 (as reported)	936,913	1	82,478	67,965	(5,602)	144,842	4,893	149,735
Prior period revision (see note 2)	—	—	—	—	(356)	(356)	—	(356)
Balances at September 30, 2010 (as revised)	936,913	1	82,478	67,965	(5,958)	144,486	4,893	149,379
Stock-based compensation	—	—	627	—	—	627	—	627
Comprehensive income, net of tax
Foreign currency translation adjustment	—	—	—	—	(1,045)	(1,045)	377	(668)
Net income	—	—	—	16,491	—	16,491	6,986	23,477
Total comprehensive income						15,446	7,363	22,809
Balances at September 30, 2011	936,913	$1	$83,105	$84,456	$(7,003)	$160,559	$12,256	$172,815
The accompanying notes are an integral part of these consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended September 30, 2009. 2010 and 2011

(dollars in thousands)	2009	2010	2011
Cash flows from operating activities
Net income (loss)	$14,278	$(1,689)	$23,477
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization of property, plant and equipment	3,556	3,815	4,156
Amortization of intangibles	12,591	13,533	13,017
Impairment of goodwill	—	2,659	—
Write-off of deferred financing fees	5,643	—	836
Amortization of original issue discount	70	606	671
Loss on repurchase of senior notes	—	—	2,012
Stock-based compensation expense	1,440	243	627
Provision for bad debts	788	1,876	705
(Gain) loss on sales of property, plant and equipment	10	80	(176)
Change in interest rate swap liability	2,309	(3,708)	(802)
Deferred income taxes	86	(2,154)	18,337
Changes in operating assets and liabilities, net of acquisitions
Restricted customer deposits	(8,745)	(14,427)	2,245
Accounts receivable	21,736	(5,526)	1,330
Inventories	9,048	2,575	(4,167)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,356)	(687)	(4,091)
Prepaid expenses and other current assets	2,473	1,639	(2,154)
Accounts payable	(1,335)	(9,083)	5,261
Accrued expenses	(13,889)	(2,194)	4,079
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,612)	19,945	6,983
Net cash provided by operating activities	41,091	7,503	72,346

Cash flows from investing activities
Purchases of property, plant and equipment	(4,370)	(2,029)	(3,441)
Proceeds on sales of property, plant and equipment	289	8	654
Acquisition of Ruiya	(201)	—	—
Acquisition of Sket, net of cash acquired	—	—	(20,300)
Acquisition of other intangibles	(404)	(1,468)	—
Net cash used in investing activities	(4,686)	(3,489)	(23,087)

Cash flows from financing activities
Proceeds from long-term debt	196,202	—	—
Payments of long-term debt	(193,538)	(22)	(26,765)
Proceeds from revolving credit facilities	—	696	—
Payments on revolving credit facilities	—	(696)	—
Payments of dividends	(584)	—	—
Payments of deferred financing fees	(11,497)	(914)	—
Stock subscription note repayment	—	397	—
Net cash used in financing activities	(9,417)	(539)	(26,765)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,164)	227	103
Net increase in cash and cash equivalents	25,824	3,702	22,597

Cash and cash equivalents
Beginning of period	29,165	54,989	58,691
End of period	$54,989	$58,691	$81,288

Supplemental information
Cash paid for interest	$11,602	$24,028	$24,545
Cash paid for (received from) taxes	16,916	5,078	(817)
The accompanying notes are an integral part of these consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

1.	Description of Business
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
The Engineered Process Systems segment sells engineering, design and layout services along with outsourced process equipment for oilseed processing, biodiesel and edible oil refining industries.
The All Other segment designs, manufactures and sells process machinery for the plastics compounding, two-piece beverage container and other industries.
Operations are worldwide and include production and sales facilities in the United States, the Netherlands, United Kingdom, Germany, Singapore, China, Brazil and Argentina.

2.	Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company also consolidates Wuhan Crown Friendship Edible Oil Engineering Co., Ltd., its 60% owned subsidiary. The Company classifies noncontrolling interest as part of consolidated net income (loss) and includes the accumulated amount of noncontrolling interest as part of equity. Significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash equivalents consist of short-term investments with an original maturity when purchased of three months or less. The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial institutions and believes that the risk of any loss is minimal.
Restricted Customer Deposits
Approximately $28,690 and $26,853 of cash of the Company’s subsidiaries in Europe, Asia and North America is restricted at September 30, 2010 and 2011, respectively. This primarily represents deposits made by customers on orders being manufactured. The cash restriction is removed when the order is shipped. The restricted customer deposits have been recorded in operating activities in the consolidated statements of cash flows as the cash is received from customers in the ordinary course of business, held in the Company’s primary bank accounts, is not invested and does not contain other restrictions.
Accounts Receivable and Concentration of Credit Risk
Concentrations of credit risk with respect to trade receivables are limited due to the number of customers and their geographical dispersion. The Company performs initial and ongoing credit evaluations of its customers, generally does not require collateral, and maintains allowances for potential credit losses. The allowance is an estimate and is regularly evaluated by the Company for adequacy. The establishment of trade receivable allowances and related bad debt expense is based on historical loss experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, current economic conditions that may affect a customer’s ability to pay, and estimated exposure on specific trade receivables. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Inventories
Inventories consist of finished goods, work in process and raw materials, and are stated at the lower of cost or market

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

with cost determined on the first-in, first-out (“FIFO”) method. The establishment of write downs for excess and obsolete inventories is based on historical usage and estimated exposure on specific inventory items.
Property, Plant and Equipment
Property, plant and equipment is stated at cost or at its fair value when acquired as part of a business combination. Depreciation is computed by using the straight-line method over the estimated remaining useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.
Property, plant and equipment are subject to depreciation having been assigned an estimated useful life as follows:

Buildings and improvements	20 years
Machinery and equipment	3 to 7 years
Furniture and fixtures	5 to 7 years

Expenditures for maintenance and repairs and minor renewals and betterments which do not improve or extend the life of the respective assets are expensed as incurred. All other expenditures for renewals and betterments are capitalized. The assets and related depreciation and amortization accounts are adjusted for property retirements and disposals with the resulting gain or loss included in operations.
Intangible Assets
Identifiable finite-lived intangible assets consist of patents, customer relationships, software technologies, licenses and certain trade names which were recorded as part of acquisitions. These intangible assets are being amortized over their estimated useful lives using straight line or undiscounted cash flows amortization methods to reflect an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.
Deferred financing fees are deferred and amortized over the term of the related financing agreements using the effective interest method.
Indefinite-lived intangible assets consist of certain trademarks. The trademarks consist of the Process Equipment and Engineered Process Systems segments primary trade names, logos and brands that were identified and recorded at fair value upon acquisition. These intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis or at the time of a triggering event.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment annually or at the time of a triggering event. Goodwill is a nonfinancial asset that is measured at fair value utilizing Level 3 inputs. The impairment test involves a two-step process. The first step compares the fair value of the reporting unit with its carrying value, including goodwill. Fair value of the reporting unit is generally determined using a combination of market and income approaches. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of its goodwill. If goodwill is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of goodwill exceeds its fair value. The Company performs its annual goodwill impairment testing during the fourth quarter of its fiscal year.
The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions of, among other things, the reporting units’ expected long-term revenue trends, as well as estimates of profitability, changes in working capital and long-term discount rates, all of which require significant judgment. The income approach also requires the use of appropriate discount rates that take into account the current risks of the capital markets. The market approach applies comparative market multiples derived from the historical earnings data of

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

selected guidelines publicly-traded companies to the Company’s reporting units’ businesses to yield a second assuming value of each reporting unit. The guideline companies are first screened by industry group and then further narrowed based on the reporting unit’s business descriptions, markets served, competitors, profitability and revenue size. The Company compares a weighted average of the output from the income and market approaches to the carrying value of each reporting unit. The Company also compares the aggregate of the estimated fair values of each of its reporting units to the estimated value of its total invested capital on a marketable basis.
In fiscal 2011, based on the completion of step 1, none of the reporting units of the Company had a carrying value that exceeded its fair value. Therefore the company did not perform step 2 and no impairment of Goodwill was recognized.
In fiscal 2010, based on the completion of step 1, one reporting unit in the All Other segment had a carrying value that exceeded its fair value resulting in the Company being required to complete step two. Step two of the impairment test requires the Company to compute the fair value of the assets and liabilities, including identifiable intangible assets, within each of the reporting units with indications of impairment, and compare the implied fair value of goodwill to its book value. The results of step two indicated that the goodwill of one reporting unit in the All Other segment was partially impaired. As a result, the Company recorded a goodwill impairment charge of $2,659 related to the Ruiya reporting unit for the year ended September 30, 2010. During 2010, the continuing deterioration of economic conditions including shortfalls against Ruiya’s anticipated sales and operating profitability, resulted in lower expectations for growth and profitability in future periods. A significant contributing factor to the deterioration of the profitability was the loss of Ruiya’s largest customer which accounted for, on average for fiscal 2008 and 2009, over 30% of Ruiya’s net sales. While management’s most recent analyses indicates that the goodwill remaining in the reporting unit is not impaired, to the extent that assumptions about future economic conditions or potential for growth and profitability in this business changes, it is possible that the conclusion regarding the remaining goodwill could change. The net book value of goodwill on the Ruiya reporting unit was $423 and $443 at September 30, 2010 and 2011, respectively.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset (or asset group). If the asset (or asset group) is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset (or asset group) exceeds its fair value.
Warranties
The Company warrants its process machines and other specialty equipment for a period of one year after delivery of the product. An accrual of estimated warranty costs for open agreements is included in accrued expenses in the accompanying consolidated balance sheets. The estimate of warranty costs is based upon prior experience with similar products.

	2009	2010	2011
Accrued warranties
Beginning of period	$2,376	$1,820	$2,089
Warranty liability assumed in acquisition	—	—	345
Settlements made	(1,921)	(1,363)	(1,160)
Change in liability related to product warranties issued	1,365	1,632	432
End of period	$1,820	$2,089	$1,706
Accrued warranties are included as a component of accrued expenses on the accompanying balance sheets.

Revenue and Cost Recognition

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

The Process Equipment segment sales and related cost of sales are primarily recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists consisting of an executed purchase order or contract combined with down payments, if required, (2) shipment has occurred or services performed as this is typically when title passes to the customer, (3) the sales price is fixed or determinable as evidenced by an executed purchase order or contract, and (4) collectability is reasonably assured based on an evaluation of the credit history of the customer. These criteria are met at the time when the risk of loss and title passes to the customer based upon shipment terms. The Company has no additional post shipment or other contractual obligations or performance requirements and does not provide any rights of return, credits or other pricing adjustments affecting revenue recognition once the criteria noted have been met.
The Engineered Process Systems segment accounts for its long-term contracts associated with the engineering, design and layout services and purchase of outsourced process equipment primarily using the percentage of completion method of accounting. Under this method, revenues recognized on fixed price contracts are measured by the percentage of costs incurred to date as they relate to total estimated costs for each contract. Revenues, including estimated earned fees or profits, are recorded as costs are incurred. This method is used because management considers cumulative expended costs to be the best available measure of progress on these contracts.
Contract costs include all direct material, labor and fringe benefit costs, subcontract costs, outside services, supplies and tools including any costs for assembly and testing that may be performed at a customer site prior to final completion. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenues and costs. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded and recognized in the accounting period in which the events indicating a loss or change in estimates are known and the loss can be reasonably estimated. A significant change in one or more of these estimates could affect the profitability of one or more contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Claims for additional revenues are recognized when realization is probable and the amount can be reasonably estimated, and only to the extent that any contract costs relating to the claim have been incurred.
Billings in excess of costs and costs in excess of billings on contracts in the accompanying consolidated balance sheets is comprised of cash collected from clients and billings to clients on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, normal profit liabilities, and other project-related reserves. Revenue recognized in excess of amounts billed is classified under current assets as “Costs and estimated earnings in excess of billings on uncompleted contracts.” Billings in excess of revenue recognized are classified under current liabilities as “Billings in excess of costs and estimated earnings on uncompleted contracts.” Contract and subcontract retentions are included in accounts receivable and accounts payable, respectively.
The length of the Company’s contracts varies, but is typically between six months and two years. In accordance with normal practice in the industry, the Company includes asset and liability accounts relating to contracts in current assets and liabilities even when such amounts are realizable or payable over a period in excess of one year. At certain locations, costs for freight related to shipments to customers is included in revenue. Freight costs included in revenue were $2,778, $3,183 and $3,781 for the years ended September 30, 2009, 2010 and 2011, respectively.
Stock-Based Compensation
Stock-based compensation associated with the issuance of stock options to employees is recognized as an expense in the consolidated statements of operations based on the fair value of the awards computed at the date of grant and the estimated number of shares expected to vest over the related vesting period. The Company calculates the fair value on the date of grant using a Black-Scholes model.
Segment Information
The Company identified three reportable segments: Process Equipment, Engineered Process Systems and All Other. Segment determination is based on the internal organizational structure, management of operations and performance evaluation by the chief operating decision maker.
Advertising

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

The Company expenses advertising costs as incurred. Advertising expense was $831, $849 and $886 for the years ended September 30, 2009, 2010 and 2011, respectively.
Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Interest and penalties on uncertain tax positions, to the extent they exist, are included in the Company’s provision for income taxes. The provision for income taxes represents the current tax expense for the period and the change during the period in deferred tax assets and liabilities.
Derivative Instruments
In the normal course of business, the Company is exposed to changes in interest rates. At times, the Company has mitigated this risk through the use of specific financial instruments. The Company’s objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, the Company used interest rate swap agreements to limit a portion of total debt that is subject to variable interest rates. The interest rate swaps are recorded at fair value in the Company’s consolidated balance sheets, and gains or losses due to changes in fair value are recorded as a component of interest expense in the Company’s consolidated statements of operations.
Comprehensive Income (Loss)
Comprehensive income (loss) for the Company primarily includes net income (loss) and cumulative foreign currency translation that are charged or credited to comprehensive income (loss). The related amounts are presented in the consolidated statements of changes in equity and comprehensive income (loss).
Foreign Currency
The accounts of foreign operations are measured using local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at the end of period exchange rates and income and expenses are translated at average exchange rates. Net adjustments resulting from such translation are accumulated as a separate component of other comprehensive income (loss) included in the consolidated statements of changes in equity and comprehensive income (loss).
Certain foreign currency denominated transactions of the Company are subject to exchange rate fluctuations. Related to these transactions, the aggregate realized transaction gains (losses) included in net income (loss) for the years ended September 30, 2009, 2010 and 2011, were $201, $(84) and $(12), respectively.
Fair Value of Financial Instruments
The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximates fair value due to their short maturities. The fair value of the senior notes, as determined by management based on the quoted market price for the same or similar issues of debt, is approximately $214,000 and $186,000 at September 30, 2010 and 2011, respectively.
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
Prior Period Revisions
During the fiscal year ended September 30, 2011, the Company determined that the foreign currency translation

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

adjustments included within other comprehensive income in the statement of changes in equity and other comprehensive income (loss) had historically not been recorded net of income taxes. As a result, the Company has corrected the 2010 balance sheet and statements of changes in equity and other comprehensive income (loss) to appropriately reflect the tax effects of the foreign currency translation adjustments on other comprehensive income (loss) for this period. This correction had no impact on the results of operations and cash flows, and the Company concluded that the impact to the 2010 balance sheet and statements of changes in equity and comprehensive income is immaterial. The revisions to the Company’s historical financial statements are as follows:

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
In September 2011, the FASB issued FASB ASU No. 2011-08, “Testing Goodwill for Impairment,” which is now codified under FASB ASC Topic 350, “Intangibles - Goodwill and Other.” This new guidance allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the current two-step test. After assessing the totality of events or circumstances, if it is determined it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Otherwise, the entity is required to perform Step 1 of the impairment test. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period. Reporting units with zero or negative carrying amounts continue to be required to perform a qualitative assessment in place of Step 1 of the impairment test. FASB ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company has not elected early adoption of this standard and is currently evaluating the impact of this pronouncement on the Company's financial statements and related disclosures.

3.	Selected Consolidated Financial Statement Information
Accounts Receivable, Net

	2010	2011
Accounts Receivable	$48,943	$54,009
Less: Allowance for doubtful accounts	(6,490)	(5,439)
	$42,453	$48,570

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

Inventories

	2010	2011
Raw materials	$14,145	$13,869
Work-in-process	7,535	7,412
Finished goods	28,218	32,745
	$49,898	$54,026
Contracts in Progress

	2010	2011
Costs incurred on uncompleted contracts	$256,010	$365,906
Estimated earnings on uncompleted contracts	58,951	85,011
Less: Billings on contracts in progress	(349,255)	(486,144)
	$(34,294)	$(35,227)
These amounts are included in the consolidated financial statements as follows:

	2010	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$17,451	$24,585
Billings in excess of costs and estimated earnings on uncompleted contracts	(51,745)	(59,812)
	$(34,294)	$(35,227)
Property, Plant and Equipment, Net

	2010	2011
Land	$788	$784
Buildings and improvements	8,311	9,239
Machinery and equipment	28,466	29,282
Furniture and fixtures	1,293	1,418
Less: Accumulated depreciation and amortization	(20,460)	(23,176)
	$18,398	$17,547
Trademarks

	Process Equipment	Engineered Process Systems	All Others	Total Trademarks
Balance at September 30, 2009	$23,235	$32,613	$130	$55,978
Foreign currency translation adjustments	523	(2,402)	—	(1,879)
Balance at September 30, 2010	23,758	30,211	130	54,099
Foreign currency translation adjustments	115	(36)	—	79
Balance at September 30, 2011	$23,873	$30,175	$130	$54,178
Goodwill

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

	Process Equipment	Engineered Process Systems	All Others	Total Goodwill
Balance at September 30, 2009	$81,392	$40,396	$6,566	$128,354
Impairment	—	—	(2,659)	(2,659)
Foreign currency translation adjustments	455	(854)	10	(389)
Balance at September 30, 2010	81,847	39,542	3,917	125,306
Goodwill acquired during the year	—	14,532	—	14,532
Foreign currency translation adjustments	612	(359)	(5)	248
Balance at September 30, 2011	$82,459	$53,715	$3,912	$140,086
Other Intangibles, Net

	2010
	Cost	Accumulated Amortization	Net
Patents	$32,837	$10,316	$22,521
Customer relationships	48,456	21,200	27,256
Software technologies	7,482	2,416	5,066
Licenses	3,506	1,039	2,467
Trade names	780	605	175
Deferred financing fees	12,348	2,807	9,541
	$105,409	$38,383	$67,026

	2011
	Cost	Accumulated Amortization	Net
Patents	$32,845	$13,911	$18,934
Customer relationships	43,010	19,165	23,845
Software technologies	7,570	3,215	4,355
Licenses	3,506	1,656	1,850
Trade names	4,457	724	3,733
Deferred financing fees	10,917	4,752	6,165
	$102,305	$43,423	$58,882
Intangible assets subject to amortization have been assigned an estimated finite useful life as follows:

Patents	10 years
Customer relationships	1 to 15 years
Software technologies	2 to 9 years
Licenses	7 years
Trade names	5 to 10 years
Deferred financing fees	Term of related debt
Total amortization expense related to intangible assets was $12,591, $13,533 and $13,017 for the years ended September 30, 2009, 2010 and 2011, respectively. The weighted average remaining useful life of other intangibles was 5.30 years and 5.08 years at September 30, 2010 and 2011, respectively.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

At September 30, 2011, future estimated amortization will be:

Fiscal Year
2012	$12,815
2013	10,904
2014	9,892
2015	7,312
2016	7,176
Thereafter	10,783
$58,882
Actual amortization amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairments, accelerated amortization or other events.
Accrued Expenses

	2010	2011
Customer progress payments	$14,851	$16,857
Employee payroll, benefits and payroll taxes	5,446	13,760
Commissions	1,531	1,455
Warranties	2,089	1,706
Income taxes payable	1,691	1,792
Accrued interest	2,238	1,593
Other	7,429	7,238
	$35,275	$44,401

4.	Acquisitions
2011 Acquisition
On September 13, 2011, the Company purchased Kimba Germany GMBH, Cimbria SKET GMBH and a 51% holding in MDV Magdeburg-Dessauer GMBH (altogether referred to as "Sket") for $23,252. Direct acquisition costs totaling $443 were expensed as incurred. Sket provides engineered solutions and process equipment in preparation, refining and oleochemical processing and compliments the Company's existing businesses by broadening product portfolios, engineering capabilities, application expertise, and worldwide market coverage. The acquisition was funded through available cash. The pro forma impact of the Sket acquisition was not significant to the results of the Company for the fiscal year ended September 30, 2011. The Sket results have been included in the Company’s results of operations since the date of acquisition. The estimated fair value of assets acquired and liabilities assumed are as follows:

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

Cash	$2,952
Accounts receivable	7,935
Costs in excess of billings	3,641
Property, plant and equipment	243
Goodwill	14,532
Other intangibles	5,794
Accounts payable	(5,728)
Accrued expenses	(2,774)
Billings in excess of costs	(1,449)
Deferred taxes	(1,894)
$23,252
The goodwill is not deductible for tax purposes. We believe this acquisition resulted in goodwill as it broadens product portfolios, engineering capabilities, application expertise, and worldwide market coverage.The identifiable other intangibles for Sket include trade names, customer relationships, customer contracts, and software and are amortized over a period of one to ten years with a weighted average useful life of seven years.

5.	Debt
The Company’s debt at September 30, 2010 and September 30, 2011, consists of the following:

	September 30, 2010	September 30, 2011
Senior Notes, net of unamortized discount	$196,878	$172,796
Less: Amounts due within one year	—	—
	$196,878	$172,796
In August 2009, the Company issued $200,000 of Senior Notes due September 1, 2014 at 98.101% of par (the “Senior Notes”), resulting in an original issue discount of $3,798. The original issue discount, net of accumulated amortization was $3,122 and $2,139 at September 30, 2010 and September 30, 2011, respectively. The original issue discount is being amortized using the effective interest method over the term of the debt. The Senior Notes bear interest at 10.625% per year and provide for semi-annual interest payments, in arrears, due on March 1 and September 1. All principal will be paid at maturity. The net proceeds from the offering were used to retire the remaining outstanding borrowings on the previous term loan and revolving credit facility, which provided for a term loan of $210,000 and a revolving credit facility up to $30,000.
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
During 2011, the Company repurchased Senior Notes having a face value of $25,065 in the open market. As a result of the repurchases, the Company recorded a loss of $2,012 which represents the difference between the acquired debt's purchase price of $26,765 and its carrying value of $24,753. This loss is included in interest expense in the consolidated statements of operations. At the time of the repurchases, the Company also wrote off $836 of unamortized deferred financing costs related to the repurchased debt.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

In November 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions which provides for a revolving credit facility consisting of a revolving credit loan and letters of credit in an aggregate amount of up to $14,500, including swing line loans in the principal amount of $5,000. The swing line loans are subfacilities of the revolving credit facility used for daily fluctuations on borrowings. As of September 30, 2010 and September 30, 2011, there were no borrowings outstanding under the revolving credit facility. The availability under the facility is subject to a borrowing base, which is based on the eligible receivables and inventory of the Company’s U.S. subsidiaries. The credit available for borrowing was limited by the borrowing base to $12,500 and $14,500 on September 30, 2010 and September 30, 2011, respectively. The Credit Agreement expires on April 20, 2013.
At the Company’s option, borrowings under the revolving credit facility are either Base Rate loans, bearing interest at a rate equal to the greater of (a) the lender’s prime rate (3.25% at September 30, 2011), (b) the LIBOR rate (0.23% at September 30, 2011) plus 1.00% or (c) the federal funds rate (0.06% at September 30, 2011) plus 0.50%; or Eurodollar loans, bearing interest at the adjusted LIBOR rate (0.45% at September 30, 2011). Interest on the Base Rate loans is payable on the last day of each calendar month. Interest on the Eurodollar loans is payable on the last day of each interest period relating to such loan, but not to exceed six months. An applicable margin is added for the Base Rate loans and Eurodollar loans ranging from 2.75% and 4.25%, based on the Company’s fixed charge coverage ratio at the end of a given period, as further defined in the Credit Agreement.
Commitment fees on the revolving credit facility range from 0.625% to 0.75% per year payable quarterly in amounts. Commitment fees on the letters of credit vary, as further defined in the Credit Agreement, and range from 3.75% to 4.25% (or 2.00% if cash collateralized) payable quarterly. Total commitment fees under the revolving credit facility were $107 and $116 for the years ending September 30, 2010 and 2011, respectively. Outstanding letters of credit were $300 and $4,183 at September 30, 2010 and September 30, 2011, respectively. In conjunction with entering into the Credit Agreement in fiscal 2010, the Company paid $914 in costs capitalized as deferred financing fees, consisting of legal, accounting and deal fees directly related to consummation of the Credit Agreement.
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
The Company entered into interest rate swap agreements under the provisions of their previous credit agreement to swap a variable rate of interest for fixed rates. The effective date of the swaps ranged from September 2007 through January 2008, and they expired at various dates from September 2010 through January 2011. The Company’s interest rate swap contracts were not associated with any of the Company’s existing debt at September 30, 2010 and had all expired prior to September 30, 2011. The interest rate swap contracts were reflected at fair value and the related (losses) gains of $(2,309), $3,708 and $802 for the years ended September 30, 2009, 2010 and 2011, respectively, were recorded as a component of interest expense in the consolidated statements of operations. The fair value of the interest rate swaps were determined using a valuation model that reflected the contractual terms of the derivatives, the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of the counterparty. The model used did not contain a high level of subjectivity, as the methodologies used in the model did not require significant judgment, and inputs to the model were level 2 inputs readily observable from actively quoted markets. The fair value of the interest rate swaps of $802 and $0 was included in accrued expenses in the consolidated balance sheets at September 30, 2010 and September 30, 2011, respectively. Any interest differentials received or paid under the interest rate swap contracts were recognized as an adjustment to interest expense on the consolidated statements of operations.

6.	Income Taxes
Components of the deferred tax assets and liabilities at September 30, 2010 and 2011, consist of the following:

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

	2010	2011
Deferred tax assets
Allowance for doubtful accounts	$446	$219
Inventories	1,132	1,097
Accrued Expenses	1,398	859
Stock compensation	1,187	1,187
Interest rate swap	301	—
Other	674	183
Uncertain tax positions	2,273	995
Net operating losses	12,721	1,409
Less: Valuation allowance on net operating losses	(534)	(412)
Foreign tax credits	2,696	2,772
Less: Valuation allowance on foreign tax credits	(2,696)	(2,772)
Total deferred tax assets	19,598	5,537
Deferred tax liabilities
Goodwill and intangible assets	(17,094)	(18,006)
Property, plant and equipment	(1,737)	(1,700)
Future foreign earnings repatriation	(5,926)	(11,445)
Other	(258)	(96)
Total deferred tax liabilities	(25,015)	(31,247)
Net deferred tax liabilities	$(5,417)	$(25,710)
Income (loss) before income taxes for the years ended September 30, 2009, 2010 and 2011, are as follows:

	2009	2010	2011
United States	$2,744	$(10,799)	$(3,700)
Foreign	20,852	12,317	40,039
	23,596	1,518	36,339
Components of the income tax provision for the years ended September 30, 2009, 2010 and 2011, are as follows:

	2009	2010	2011
Current
Federal	$2,806	$73	$(13,630)
State	53	138	(270)
Foreign	6,373	5,150	8,425
Total current expense	9,232	5,361	(5,475)
Deferred
Federal	(362)	(3,631)	17,354
State	10	167	1,373
Foreign	438	1,310	(390)
Total deferred expense (benefit)	86	(2,154)	18,337
	$9,318	$3,207	12,862
The reconciliation between the Company's effective income tax rate and the U.S. statutory rate for the years ended September 30, 2009, 2010 and 2011, are as follows:

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

	2009	2010	2011
Statutory U.S. federal income tax rate	$8,258	$532	$12,719
State income taxes, net of U.S. federal income tax	41	198	50
Meals and entertainment	48	47	53
Stock compensation	37	85	219
Goodwill impairment	—	931	—
Valuation allowance	1,218	618	(91)
Uncertain tax positions	5	219	(256)
Foreign tax repatriation	66	577	72
Other	(355)	—	96
	$9,318	$3,207	$12,862
The Company has approximately $4,265 of foreign tax credit carryforwards which can be used to offset future U.S. tax liability. These credits expire through 2021. A valuation allowance has been established on these foreign tax credits due to uncertainty surrounding their future realization.
The Company has assessed the likelihood that the deferred tax asset balance will be recovered from future taxable income and has determined that no valuation allowance should be recorded on the U.S. deferred tax assets. A valuation allowance has been established on the foreign net operating loss carryforwards to the extent of the uncertainty as to their future realization. Factors such as prior earnings history, expected future taxable income, mix of taxable income in the jurisdictions in which the Company operates, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset have been considered.
The Company recognizes the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At September 30, 2010 and 2011, the Company had $3,623 and $1,977 of unrecognized tax benefits and $557 and $639 of interest and penalties, respectively, included in long-term liabilities in the consolidated balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended September 30, 2009, 2010 and 2011 is as follows:

	2009	2010	2011
Unrecognized tax benefits at beginning of year	$2,352	$4,105	$3,623
Gross increases
Current year tax positions	1,753	—	135
Gross decreases
Prior year tax positions	—	(482)	(1,334)
Statute of limitations lapses	—	—	(447)
Unrecognized tax benefits at end of year	$4,105	$3,623	$1,977
If all the Company’s unrecognized tax benefits as of September 30, 2011 were recognized, $1,248 would impact the Company’s effective tax rate. Although the Company believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods.
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense on the consolidated statements of operations. During the years ended September 30, 2010 and 2011, the Company recognized interest expense and penalties, net of tax benefit, of $219 and $171, respectively, included in income tax expense in the consolidated statements of operations. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
The Company files tax returns as prescribed by tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions. The Company is potentially subject to income tax examinations for the fiscal years 2008 through 2011. The Company is currently under a federal income tax examination in the U.S. for fiscal year 2010.

7.	Commitments and Contingencies
The Company leases various premises and certain equipment under operating leases that expire through 2028. The following is a schedule of minimum lease payments under such operating leases at September 30, 2011:

2012	$2,067
2013	1,376
2014	1,242
2015	1,092
2016	1,004
Thereafter	3,074
Total minimum lease payments	$9,855
Rent expense for the years ended September 30, 2009, 2010 and 2011, was $2,773, $2,993 and $2,921, respectively. Rent expense under noncancellable operating leases with scheduled rent increases is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession.
Environmental Health and Safety Matters
We are subject to a variety of environmental standards imposed by federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air, water and land, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. In the opinion of management, the ultimate disposition of matters arising from these environmental standards not reserved for on our balance sheet will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Litigation
The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8.	Equity Incentive Plan

The Company has a 2004 Equity Incentive Plan (the “Plan”) under which service-based and performance-based options to purchase common stock of the Company may be awarded to employees. The Plan has a change of control provision, whereby both the service-based and performance-based options vest immediately upon a change of control transaction, as defined in the Plan. A total of 108,750 shares of the Company’s common stock have been reserved for issuance under the Plan. Shares supporting option exercises are sourced from new share issuances. The exercise price is based upon the fair value of the Company’s common stock on the date of grant as determined by the Board of Directors, and all options have a 10-year contractual life. Service-based options become exercisable at a rate of 50.00% on the third year anniversary from date of grant and 16.67% for each successive year thereafter for three years. The vesting of performance-based options is contingent upon continuous employment with the Company and the Company achieving certain predefined annual or cumulative performance targets over a five-year measurement period. An employee’s unvested options are forfeited when employment is terminated. At September 30, 2009, 2010 and 2011, there were 107,100, 104,900 and 104,900 options outstanding under this plan, of which 58,350, 57,250 and 57,250 were service-based and 48,750, 47,650 and 47,650 were performance-based, respectively.
Stock option activity for the years ended September 30, 2009, 2010 and 2011, was as follows:

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

	Options		Weighted Average Exercise Price Per Share
	Available	Outstanding
Balances at September 30, 2008 and September 30, 2009	1,650	107,100	$119.36
Forfeited	2,200	(2,200)	$266.00
Balances at September 30, 2010 and 2011	3,850	104,900	$116.28
Options Exercisable at September 30, 2011		86,754	$103.29
At September 30, 2009, 2010 and 2011, the outstanding options had exercise prices ranging from $80 to $266 per share and a weighted average remaining contractual life of 5.27 years, 4.21 years and 3.20 years, respectively. The weighted average remaining contractual life on currently exercisable options was 4.69 years, 3.67 years and 2.94 years at September 30, 2009, 2010 and 2011, respectively. The aggregate intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award. The aggregate intrinsic value for outstanding options at September 30, 2009, 2010 and 2011 was $15,106, $16,755 and $38,679, respectively. The aggregate intrinsic value for exercisable options at September 30, 2009, 2010 and 2011 was $11,867, $13,042 and $33,115, respectively.
All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is not less than the estimated fair market values of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. In estimating the value of the Company’s common stock for purposes of granting options and determining stock-based compensation expense, the Company’s management and board of directors conducted stock valuations taking into consideration the following factors: business performance such as revenues and EBITDA, the Company’s mergers and acquisitions, the Company’s cash and working capital amounts, financing activity, the valuations of comparable public companies, and additional objective and subjective factors relating to the Company’s business. The Company’s management and board of directors set the exercise prices for option grants based upon their best estimate of the fair value of the common stock at the time they made such grants, taking into account all information available at those times.
The valuation methodology used to determine the fair value of options is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. The Company does not pay dividends; therefore, the dividend rate variable in the Black-Scholes model is zero.
The risk-free interest rate assumption is based upon observed interest rates on the grant date of zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Company’s stock options.
The volatility assumption was calculated using management’s best estimate and is based on volatility rates of comparable companies in the Company’s industry sector.
The expected life of options granted to employees is based on the vesting term and the anticipated holding period.
Forfeitures are required to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rates were estimated based on historical experience and estimated at 2.0% as of September 30, 2011.
The Company recognized $1,440, $243 and $627 of stock compensation expense, included in selling, general and administrative expenses in the consolidated statements of operations, related to the service and performance-based options vesting based upon the fair value of the Company’s common stock and stock option grants at September 30, 2009, 2010 and 2011, respectively. The estimated fair value of options is recognized on a straight-line basis over the service period for service-based option grants and graded vesting for performance-based options once the performance criteria are determined probable of achievement over the options’ respective vesting periods.
The unrecognized compensation expense is $624 at September 30, 2011, includes the unvested portion of the service and performance-based award grants and will be recognized over the weighted average remaining vesting term of two years.
The Company may also grant restricted shares of common stock to employees under the Plan. The Company had 45,000 restricted shares of common stock outstanding at September 30, 2009, 2010 and 2011. The restrictions lapse

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

and the holders vest in their shares based upon a triggering event defined in the restricted stock agreements. The triggering event is any transaction or series of transactions which result in the sale of at least 50% of the Company’s outstanding common stock for a price of at least $140 per share. The Company has recorded no compensation expense related to the restricted stock shares as vesting in the shares cannot be determined until a triggering event is determined to be probable.

9.	Segment and Geographic Data
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
Segment detail is summarized as follows:

	Process Equipment Segment	Engineered Process Systems Segment	All Other	Corporate and Unallocated	Total Company
2009
Net sales	$128,383	$159,159	$32,910	$—	$320,452
Income (loss) before income taxes	26,289	28,205	(1,501)	(29,397)	23,596
Depreciation and amortization	2,526	7,632	3,991	1,998	16,147
Total Assets	205,724	198,599	36,242	29,524	470,089
Capital expenditures	3,387	198	165	620	4,370
2010
Net sales	145,603	126,323	33,655	—	305,581
Income (loss) before income taxes	19,623	7,233	(2,717)	(22,621)	1,518
Depreciation and amortization	2,649	7,928	3,430	3,341	17,348
Total Assets	217,743	206,705	32,775	10,188	467,411
Capital expenditures	1,515	98	378	38	2,029
2011
Net sales	173,972	219,574	41,975	—	435,521
Income (loss) before income taxes	32,663	30,569	2,572	(29,465)	36,339
Depreciation and amortization	2,867	7,769	3,130	3,407	17,173
Total Assets	211,003	259,904	29,109	11,526	511,542
Capital expenditures	2,500	136	178	627	3,441
The following table presents information about the Company by geographic area at and for the years ended September 30, 2009, 2010 and 2011:

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

	United States	Asia	Europe	South America	Total
2009
Net sales	$175,234	$54,325	$90,149	$744	$320,452
2010
Net sales	124,062	86,727	80,457	14,335	305,581
Long-lived assets	12,079	3,596	2,636	87	18,398
2011
Net sales	174,266	137,054	114,351	9,850	435,521
Long-lived assets	11,825	3,437	2,174	111	17,547

10.	Employee Benefit Plans
The Company has a 401(k) and other benefit plans covering substantially all full-time U.S. employees and certain foreign employees. Under certain plans, the Company makes a matching contribution equal to 50% of the participant’s contribution, up to specified maximum amounts. In addition, the Company may elect to contribute an additional amount to the plans at the discretion of the Company’s Board of Directors. Expense related to the plans for the years ended September 30, 2009, 2010 and 2011, was $840, $671and $799, respectively.

11.	Related Party Transactions
The Company has a management advisory agreement with GGEP Management, L.L.C. and GGEP Management Ltd. (“Gilbert”) which are related parties. The agreement, amended in August 2009, requires an annual management fee of up to $2,500 per year for management services provided, plus certain fees and expenses. Expense under the management agreement was $2,325, $2,500 and $2,125 for the years ended September 30, 2009, 2010 and 2011, respectively. The Company had $625 and $500 of management fees included in current liabilities at September 30, 2010 and 2011, respectively. In August 2009, the Company paid an additional $5,000 in deferred financing fees to Gilbert as part of the Senior Notes offering (Note 5).

12.	Guarantor Subsidiary Financial Information
The Senior Notes issued in August 2009 (Note 5) have been guaranteed, fully and unconditionally, except for customary release provisions, on a joint and several basis, by its 100% owned U.S. domestic subsidiaries. The following condensed consolidating balance sheets at September 30, 2010 and September 30, 2011, the condensed consolidating statements of operations for fiscal year ended September 30, 2010 and 2011, and the condensed consolidating statements of cash flows for the fiscal year ended September 30, 2010 and 2011 have been prepared in accordance with the requirements for presentation of Rule 3-10(f) of Regulation S-X promulgated under the Securities Act. These condensed consolidating statements reflect CPM Holdings, Inc. as the issuer of the Senior Notes, the Company’s wholly owned U.S. domestic subsidiaries as the guarantors presented on a combined basis, the Company’s non-guarantor subsidiaries presented on a combined basis, and consolidating and eliminating adjustments, to combine such entities on a consolidated basis.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

Condensed Consolidating Statement of Operations
Fiscal Year Ended September 30, 2009

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$192,493	$153,489	$(25,530)	$320,452
Cost of goods sold	—	130,346	113,744	(25,530)	218,560
Gross profit	—	62,147	39,745	—	101,892
Operating expenses	1,440	36,374	19,079	—	56,893
Income (loss) from operations	(1,440)	25,773	20,666	—	44,999
Interest expense (income), net	2,810	18,779	(186)	—	21,403
Income (loss) before income taxes	(4,250)	6,994	20,852	—	23,596
Income tax expense (benefit)	(1,450)	3,957	6,811	—	9,318
Income (loss) before equity in income (loss) of subsidiaries	(2,800)	3,037	14,041	—	14,278
Equity in income (loss) of subsidiaries	15,452	12,415	—	(27,867)	—
Net income (loss)	12,652	15,452	14,041	(27,867)	14,278
Less: Net income attributable to noncontrolling interest	—	—	1,626	—	1,626
Net income (loss) attributable to Parent Company	$12,652	$15,452	$12,415	$(27,867)	$12,652

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2009

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(1,065)	$9,420	$32,736	$41,091
Cash flows from investing activities
Purchases of property, plant and equipment	—	(2,657)	(1,713)	(4,370)
Proceeds on sales of property, plant, and equipment	—	238	51	289
Acquisition of Ruiya, net of cash acquired	—	—	(201)	(201)
Acquisition of other intangibles	—	(404)	—	(404)
Net cash used in investing activities	—	(2,823)	(1,863)	(4,686)
Cash flows from financing activities
Proceeds from long-term debt	196,202	—	—	196,202
Payments of long-term debt	—	(193,509)	(29)	(193,538)
Proceeds (payments) of dividends	—	16,089	(16,673)	(584)
Payments of deferred financing fees	(11,434)	(63)	—	(11,497)
Investment in subsidiaries	(183,703)	180,552	3,151	—
Net cash provided by (used in) financing activities	1,065	3,069	(13,551)	(9,417)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,164)	(1,164)
Net increase (decrease) in cash and cash equivalents	—	9,666	16,158	25,824
Cash and cash equivalents
Beginning of period	—	9,451	19,714	29,165
End of period	$—	$19,117	$35,872	$54,989

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

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

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

Condensed Consolidating Statement of Operations
Fiscal Year Ended September 30, 2010

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$134,872	$190,896	$(20,187)	$305,581
Cost of goods sold	—	93,672	145,707	(20,187)	219,192
Gross profit	—	41,200	45,189	—	86,389
Operating expenses	243	26,834	33,934	—	61,011
Income (loss) from operations	(243)	14,366	11,255	—	25,378
Interest expense (income), net	24,223	699	(1,062)	—	23,860
Income (loss) before income taxes	(24,466)	13,667	12,317	—	1,518
Income tax expense (benefit)	(8,478)	5,225	6,460	—	3,207
Income (loss) before equity in income (loss) of subsidiaries	(15,988)	8,442	5,857	—	(1,689)
Equity in income (loss) of subsidiaries	12,009	3,567	—	(15,576)	—
Net income (loss)	(3,979)	12,009	5,857	(15,576)	(1,689)
Less: Net income attributable to noncontrolling interest	—	—	2,290	—	2,290
Net income (loss) attributable to Parent Company	$(3,979)	$12,009	$3,567	$(15,576)	$(3,979)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2010

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(15,222)	$10,912	$11,813	$7,503
Cash flows from investing activities
Purchases of property, plant and equipment	—	(1,378)	(651)	(2,029)
Proceeds on sales of property, plant, and equipment	—	—	8	8
Acquisition of other intangibles	—	(1,000)	(468)	(1,468)
Net cash used in investing activities	—	(2,378)	(1,111)	(3,489)
Cash flows from financing activities
Payments of long-term debt	—	—	(22)	(22)
Proceeds from revolving credit facilities	—	696	—	696
Payments on revolving credit facilities	—	(696)	—	(696)
Proceeds (payments) of dividends	—	4,400	(4,400)	—
Payments of deferred financing fees	—	(914)	—	(914)
Stock subscription note repayment	397	—	—	397
Investment in subsidiaries	14,825	(28,207)	13,382	—
Net cash provided by (used in) financing activities	15,222	(24,721)	8,960	(539)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	227	227
Net increase (decrease) in cash and cash equivalents	—	(16,187)	19,889	3,702
Cash and cash equivalents
Beginning of period	—	19,117	35,872	54,989
End of period	$—	$2,930	$55,761	$58,691

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

Condensed Consolidating Balance Sheet
September 30, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$564	$80,724	$—	$81,288
Restricted customer deposits	—	4,183	22,670	—	26,853
Accounts receivable, net	2,260	58,707	36,184	(48,581)	48,570
Inventories	—	25,635	28,391	—	54,026
Costs and estimated earnings in excess of billings on uncompleted contracts	—	4,717	19,868	—	24,585
Prepaid expenses and other current assets	—	1,296	2,708	—	4,004
Deferred taxes	—	1,350	173	—	1,523
Total current assets	2,260	96,452	190,718	(48,581)	240,849
Property, plant and equipment, net	—	11,825	5,722	—	17,547
Investment in subsidiaries	323,506	65,968	—	(389,474)	—
Trademarks	—	53,778	400	—	54,178
Goodwill	—	116,693	23,393	—	140,086
Other intangibles, net	5,748	45,485	7,649	—	58,882
Total assets	$331,514	$390,201	$227,882	$(438,055)	$511,542
Liabilities and Equity
Current liabilities
Accounts payable	$—	$16,540	$63,910	$(48,581)	$31,869
Accrued expenses	(654)	20,055	25,000	—	44,401
Billings in excess of costs and estimated earnings on uncompleted contracts	—	12,264	47,548	—	59,812
Total current liabilities	(654)	48,859	136,458	(48,581)	136,082
Long-term debt	172,796	—	—	—	172,796
Deferred taxes	(1,187)	15,220	13,200	—	27,233
Other liabilities	—	2,616	—	—	2,616
Total liabilities	170,955	66,695	149,658	(48,581)	338,727
Commitments and contingencies
Equity
Total Parent Company stockholders’ equity	160,559	323,506	65,968	(389,474)	160,559
Noncontrolling interest	—	—	12,256	—	12,256
Total equity	160,559	323,506	78,224	(389,474)	172,815
Total liabilities and equity	$331,514	$390,201	$227,882	$(438,055)	$511,542

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

Condensed Consolidating Statement of Operations
Fiscal Year Ended September 30, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$189,485	$273,010	$(26,974)	$435,521
Cost of goods sold	—	134,595	199,108	(26,974)	306,729
Gross profit	—	54,890	73,902	—	128,792
Operating expenses	627	30,737	36,225	—	67,589
Income (loss) from operations	(627)	24,153	37,677	—	61,203
Interest expense (income), net	27,204	(126)	(2,214)	—	24,864
Income (loss) before income taxes	(27,831)	24,279	39,891	—	36,339
Income tax expense (benefit)	(9,521)	8,848	13,535	—	12,862
Income (loss) before equity in income (loss) of subsidiaries	(18,310)	15,431	26,356	—	23,477
Equity in income (loss) of subsidiaries	34,801	19,370	—	(54,171)	—
Net income (loss)	16,491	34,801	26,356	(54,171)	23,477
Less: Net income attributable to noncontrolling interest	—	—	6,986	—	6,986
Net income (loss) attributable to Parent Company	$16,491	$34,801	$19,370	$(54,171)	$16,491

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(13,221)	$36,072	$49,495	$72,346
Cash flows from investing activities
Purchases of property, plant and equipment	—	(2,600)	(841)	(3,441)
Proceeds on sales of property, plant and equipment	—	362	292	654
Acquisition of Sket, net of cash acquired	—	—	(20,300)	(20,300)
Net cash used in investing activities	—	(2,238)	(20,849)	(23,087)
Cash flows from financing activities
Proceeds (payments) of dividends	—	9,097	(9,097)	—
Payments of long-term debt	(26,765)	—	—	(26,765)
Investment in subsidiaries	39,986	(45,297)	5,311	—
Net cash provided by (used in) financing activities	13,221	(36,200)	(3,786)	(26,765)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	103	103
Net increase in cash and cash equivalents	—	(2,366)	24,963	22,597
Cash and cash equivalents
Beginning of period	—	2,930	55,761	58,691
End of period	$—	$564	$80,724	$81,288

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CPM HOLDINGS, INC.
Date:	December 29, 2011	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on December 29, 2011.

Signatures	Title

/s/ Ted Waitman	President, Chief Executive Officer and Director
Ted Waitman	(Principal Executive Officer)

/s/ Douglas Ostrich	Chief Financial Officer, Treasurer and Secretary
Douglas Ostrich	(Principal Financial Officer)

/s/ Steven Gilbert*	Director
Steven Gilbert

/s/ Steven Kotler*	Director
Steven Kotler

/s/ Richard Gaenzle, Jr.*	Director
Richard Gaenzle, Jr.

/s/ Larry Pitsch*	Director
Larry Pitsch

*	By:	/s/ Douglas Ostrich
Douglas Ostrich
Attorney-in-fact

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CPM ACQUISITION CORP.
Date:	December 29, 2011	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on December 29, 2011.

Signatures	Title

/s/ Ted Waitman	President, Chief Executive Officer and Director
Ted Waitman	(Principal Executive Officer)

/s/ Douglas Ostrich	Chief Financial Officer, Treasurer and Secretary
Douglas Ostrich	(Principal Financial Officer)

/s/ Steven Gilbert*	Director
Steven Gilbert

/s/ Steven Kotler*	Director
Steven Kotler

/s/ Richard Gaenzle, Jr.*	Director
Richard Gaenzle, Jr.

/s/ Larry Pitsch*	Director
Larry Pitsch

*	By:	/s/ Douglas Ostrich
Douglas Ostrich
Attorney-in-fact

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CROWN ACQUISITION CORP.
Date:	December 29, 2011	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on December 29, 2011.

Signatures	Title

/s/ Ted Waitman	President, Chief Executive Officer and Director
Ted Waitman	(Principal Executive Officer)

/s/ Douglas Ostrich	Chief Financial Officer, Treasurer and Secretary
Douglas Ostrich	(Principal Financial Officer)

/s/ Steven Gilbert*	Director
Steven Gilbert

/s/ Steven Kotler*	Director
Steven Kotler

/s/ Richard Gaenzle, Jr.*	Director
Richard Gaenzle, Jr.

/s/ Larry Pitsch*	Director
Larry Pitsch

*	By:	/s/ Douglas Ostrich
Douglas Ostrich
Attorney-in-fact

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CPM WOLVERINE PROCTOR, LLC
Date:	December 29, 2011	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on December 29, 2011.

Signatures	Title

/s/ Ted Waitman	President, Chief Executive Officer and Director
Ted Waitman	(Principal Executive Officer)

/s/ Douglas Ostrich	Chief Financial Officer, Treasurer and Secretary
Douglas Ostrich	(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CROWN IRON WORKS COMPANY
Date:	December 29, 2011	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on December 29, 2011.

Signatures	Title

/s/ Ted Waitman	President, Chief Executive Officer and Director
Ted Waitman	(Principal Executive Officer)

/s/ Douglas Ostrich	Chief Financial Officer, Treasurer and Secretary
Douglas Ostrich	(Principal Financial Officer)

/s/ Steven Gilbert*	Director
Steven Gilbert

/s/ Steven Kotler*	Director
Steven Kotler

/s/ Richard Gaenzle, Jr.*	Director
Richard Gaenzle, Jr.

/s/ Larry Pitsch*	Director
Larry Pitsch

*	By:	/s/ Douglas Ostrich
Douglas Ostrich
Attorney-in-fact

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CPM SA, LLC
Date:	December 29, 2011	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on December 29, 2011.

Signatures	Title

/s/ Ted Waitman	President, Chief Executive Officer and Director
Ted Waitman	(Principal Executive Officer)

/s/ Douglas Ostrich	Chief Financial Officer, Treasurer and Secretary
Douglas Ostrich	(Principal Financial Officer)

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2011
(dollars in thousands, except per share information)

CPM Holdings, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
As of September 30, 2009, 2010, and 2011

	2009	2010	2011
Allowance for doubtful accounts
Balance at beginning of year	$3,885	$4,578	$6,490
Charges to expense	788	1,876	705
Deductions from allowance	(196)	(226)	(1,964)
Charges to other accounts	101	262	208
Balance at end of year	$4,578	$6,490	$5,439

	2009	2010	2011
Allowance on deferred tax assets
Balance at beginning of year	$1,393	$2,611	$3,230
Charges to expense	1,218	619	45
Deductions from allowance	—	—	(91)
Balance at end of year	$2,611	$3,230	$3,184