Form 10-Q
period 2011-12-31
CPM Holdings, Inc.
filed 2012-02-13
CIK 1512574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2012
Common Stock, $0.001 par value per share	936,913 shares

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended December 31, 2011

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended December 31, 2011

PART I. Financial Information
Item 1. Financial Statements.
CPM Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(dollars in thousands, except per share information)	September 30, 2011	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$81,288	$85,296
Restricted customer deposits	26,853	29,735
Accounts receivable, net	48,570	41,359
Inventories	54,026	62,999
Costs and estimated earnings in excess of billings on uncompleted contracts	24,585	21,708
Prepaid expenses and other current assets	4,004	5,296
Deferred taxes	1,523	1,525
Total current assets	240,849	247,918
Property, plant and equipment, net	17,547	17,157
Trademarks	54,178	53,895
Goodwill	140,086	138,052
Other intangibles, net	58,882	55,104
Total assets	$511,542	$512,126

Liabilities and Equity
Current liabilities
Accounts payable	$31,869	$36,352
Accrued expenses	44,401	45,370
Billings in excess of costs and estimated earnings on uncompleted contracts	59,812	72,021
Total current liabilities	136,082	153,743
Long-term debt	172,796	159,681
Deferred taxes	27,233	27,403
Other liabilities	2,616	2,534
Total liabilities	338,727	343,361

Commitments and contingencies

Equity
Parent Company stockholders’ equity
Common stock, $.001 par value, authorized shares 1,100,000; shares issued and outstanding 936,913	1	1
Additional paid-in capital	83,105	83,197
Retained earnings	84,456	87,559
Accumulated other comprehensive loss	(7,003)	(10,424)
Total Parent Company stockholders’ equity	160,559	160,333
Noncontrolling interest	12,256	8,432
Total equity	172,815	168,765
Total liabilities and equity	$511,542	$512,126
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	December 31,	December 31,
(dollars in thousands)	2010	2011
Net sales	$90,471	$100,451
Cost of goods sold	67,760	68,971
Gross profit	22,711	31,480

Operating expenses
Selling, general and administrative expenses	10,963	14,326
Amortization expense	2,668	2,808
Management fees	625	1,237
Total operating expenses	14,256	18,371
Income from operations	8,455	13,109

Other expense (income)
Interest expense	5,897	6,599
Interest income	(555)	(835)
Total other expense	5,342	5,764
Income before income taxes	3,113	7,345
Income tax expense	1,149	3,160
Net income	1,964	4,185
Less: Net income attributable to noncontrolling interest	1,190	1,082
Net income attributable to Parent Company	$774	$3,103
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)
(Unaudited)

	Parent Company Stockholders’ Equity
			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Parent Company Stockholders' Equity	Noncontrolling Interest in Subsidiary
	Common Stock			Retained Earnings				Total Equity
(dollars in thousands)	Shares	Amount
Balances at September 30, 2010	936,913	1	82,478	67,965	(5,958)	144,486	4,893	149,379
Stock-based compensation	—	—	627	—	—	627	—	627
Comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	—	(1,045)	(1,045)	377	(668)
Net income	—	—	—	16,491	—	16,491	6,986	23,477
Total comprehensive income						15,446	7,363	22,809
Balances at September 30, 2011	936,913	1	83,105	84,456	(7,003)	160,559	12,256	172,815
Stock-based compensation	—	—	92	—	—	92	—	92
Dividends	—	—	—	—	—	—	(5,015)	(5,015)
Comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	—	(3,421)	(3,421)	109	(3,312)
Net income	—	—	—	3,103	—	3,103	1,082	4,185
Total comprehensive income (loss)						(318)	1,191	873
Balances at December 31, 2011	936,913	$1	$83,197	$87,559	$(10,424)	$160,333	$8,432	$168,765
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
(dollars in thousands)	2010	2011
Net cash provided by operating activities	20,122	24,260

Cash flows from investing activities
Purchases of property, plant and equipment	(180)	(578)
Proceeds on sales of property, plant and equipment	20	26
Net cash used in investing activities	(160)	(552)

Cash flows from financing activities
Payments of long-term debt	—	(14,262)
Proceeds from revolving credit facilities	—	32,055
Payments on revolving credit facilities	—	(32,055)
Payments of dividends	—	(5,015)
Net cash used in financing activities	—	(19,277)
Effect of foreign exchange rate changes on cash and cash equivalents	383	(423)
Net increase in cash and cash equivalents	20,345	4,008

Cash and cash equivalents
Beginning of period	58,691	81,288
End of period	$79,036	$85,296
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the fiscal year ended September 30, 2011 included on Form 10-K, filed with the SEC.

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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its controlled, majority owned subsidiaries. The Company classifies noncontrolling interest as part of consolidated net income (loss) and includes the accumulated amount of noncontrolling interest as part of equity. Noncontrolling interest primarily relates to the minority shareholder of Wuhan Crown Friendship Edible Oil Engineering Co., Ltd., the Company's joint venture in China. Significant intercompany accounts and transactions have been eliminated in consolidation.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the "FASB") issued ASU 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts - net income and other comprehensive income, would need to be displayed under either alternative. The new requirements are effective for public entities for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. The Company believes this pronouncement will not have a material impact on its financial position or results of operations and is currently evaluating the impact on the form and content of the Company's financial statements and related disclosures.
In September 2011, the FASB issued FASB ASU No. 2011-08, “Testing Goodwill for Impairment,” which is now codified under FASB ASC Topic 350, “Intangibles - Goodwill and Other.” This new guidance allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination that it is necessary to perform the current two-step test. After assessing the totality of events or circumstances, if it is determined it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Otherwise, the entity is required to perform Step 1 of the impairment test. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period. Reporting units with zero or negative carrying amounts continue to be required to perform a qualitative assessment in place of Step 1 of the impairment test. FASB ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company has not elected early adoption and is currently evaluating the impact of this pronouncement on the Company's financial statements and related disclosures. The Company does not expect this pronouncement to have a material impact on the financial statements and related disclosures.

4.	Selected Consolidated Financial Statement Information
Inventories

	September 30, 2011	December 31, 2011
Raw materials	$13,869	$18,445
Work-in-process	7,412	8,947
Finished goods	32,745	35,607
	$54,026	$62,999
Accrued Warranties

	Year Ended September 30, 2011	Three Months Ended December 31, 2011
Accrued warranties
Beginning of period	$2,089	$1,706
Warranty liability assumed in acquisition	345	—
Settlements made	(1,160)	(342)
Change in liability related to product warranties issued	432	273
End of period	$1,706	$1,637

Accrued warranties are included as a component of accrued expenses on the accompanying balance sheets.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Contracts in Progress

	September 30, 2011	December 31, 2011
Costs incurred on uncompleted contracts	$365,906	$397,100
Estimated earnings on uncompleted contracts	85,011	95,908
Less: Billings on contracts in progress	(486,144)	(543,321)
	$(35,227)	$(50,313)
These amounts are included in the consolidated financial statements as follows:

	September 30, 2011	December 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,585	$21,708
Billings in excess of costs and estimated earnings on uncompleted contracts	(59,812)	(72,021)
	$(35,227)	$(50,313)

5.	Acquisitions
2011 Acquisition
On September 13, 2011, the Company purchased Kimba Germany GMBH, Cimbria SKET GMBH and a 51% holding in MDV Magdeburg-Dessauer GMBH (altogether referred to as "Sket") for $23,252. Direct acquisition costs totaling $443 in fiscal 2011 and $41 in fiscal 2012 were expensed as incurred. Sket provides engineered solutions and process equipment in preparation, refining and oleochemical processing and compliments the Company's existing businesses by broadening product portfolios, engineering capabilities, application expertise, and worldwide market coverage. The acquisition was funded through available cash. The pro forma impact of the Sket acquisition was not significant to the results of the Company for the fiscal year ended September 30, 2011. The Sket results have been included in the Company’s results of operations since the date of acquisition. The estimated fair value of assets acquired and liabilities assumed are as follows:

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

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

6.	Debt
The Company’s debt at September 30, 2011 and December 31, 2011, consists of the following:

	September 30, 2011	December 31, 2011
Senior Notes, net of unamortized discount	$172,796	$159,681
Less: Amounts due within one year	—	—
	$172,796	$159,681
In August 2009, the Company issued $200,000 of Senior Notes due September 1, 2014 at 98.101% of par (the “Senior Notes”), resulting in an original issue discount of $3,798. The original issue discount, net of accumulated amortization was $2,139 and $1,829 at September 30, 2011 and December 31, 2011, respectively. The original issue discount is being amortized using the effective interest method over the term of the debt. The Senior Notes bear interest at 10.625% per year and provide for semi-annual interest payments, in arrears, due on March 1 and September 1. All principal will be paid at maturity. The net proceeds from the offering were used to retire the remaining outstanding borrowings on the previous term loan and revolving credit facility, which provided for a term loan of $210,000 and a revolving credit facility up to $30,000.
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
During the quarter ended December 31, 2011, the Company repurchased Senior Notes having a face value of $13,425 in the open market. As a result of the repurchases, the Company recorded a loss of $1,000 which represents the difference between the acquired debt's purchase price of $14,262 and its carrying value of $13,262. This loss is included in interest expense in the consolidated statements of operations. At the time of the repurchases, the Company also wrote off $441 of unamortized deferred financing costs related to the repurchased debt.
In November 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions which provides for a revolving credit facility consisting of a revolving credit loan and letters of credit in an aggregate amount of up to $14,500, including swing line loans in the principal amount of $5,000. The swing line loans are subfacilities of the revolving credit facility used for daily fluctuations on borrowings. As of September 30, 2011 and December 31, 2011, there were no borrowings outstanding under the revolving credit facility. The availability under the facility is subject to a borrowing base, which is based on the eligible receivables, inventory and certain other commitments of the Company’s U.S. subsidiaries. The credit available for borrowing was limited by the borrowing base to $14,500 and $7,500 on September 30, 2011 or December 31, 2011. The Credit Agreement expires on April 20, 2013.
At the Company’s option, borrowings under the revolving credit facility are either Base Rate loans, bearing interest at a rate equal to the greater of (a) the lender’s prime rate (3.25% at December 31, 2011), (b) the LIBOR rate (0.28% at December 31, 2011) plus 1.00% or (c) the federal funds rate (0.04% at December 31, 2011) plus 0.50%; or Eurodollar loans, bearing interest at the adjusted LIBOR rate (0.51% at December 31, 2011). Interest on the Base Rate loans is

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

payable on the last day of each calendar month. Interest on the Eurodollar loans is payable on the last day of each interest period relating to such loan, but not to exceed six months. An applicable margin is added for the Base Rate loans and Eurodollar loans ranging from 2.75% and 4.25%, based on the Company’s fixed charge coverage ratio at the end of a given period, as further defined in the Credit Agreement.
Commitment fees on the revolving credit facility range from 0.625% to 0.75% per year payable quarterly in amounts. Commitment fees on the letters of credit vary, as further defined in the Credit Agreement, and range from 3.75% to 4.25% (or 2.00% if cash collateralized) payable quarterly. Total commitment fees under the revolving credit facility were $28 and $13 for the three month periods ending December 31, 2010 and 2011, respectively. Outstanding letters of credit were $4,183 and $727 at September 30, 2011 and December 31, 2011, respectively. In conjunction with entering into the Credit Agreement in fiscal 2010, the Company paid $914 in costs capitalized as deferred financing fees, consisting of legal, accounting and deal fees directly related to consummation of the Credit Agreement.
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

7.	Income Taxes
The Company recognizes the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company's effective tax rate in future periods. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
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

8.	Commitments and Contingencies
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
Segment detail is summarized as follows:

	Process Equipment Segment	Engineered Process Systems Segment	All Other	Corporate and Unallocated	Total Company
Three months ended December 31, 2010
Net sales	34,765	44,711	10,995	—	90,471
Income (loss) before income taxes	5,480	3,231	1,118	(6,716)	3,113
Depreciation and amortization	705	1,947	830	858	4,340
Capital expenditures	70	36	74	—	180
Three months ended December 31, 2011
Net sales	35,724	51,670	13,057	—	100,451
Income (loss) before income taxes	6,340	6,350	2,374	(7,719)	7,345
Depreciation and amortization	605	2,560	359	583	4,107
Capital expenditures	351	62	154	11	578
Total assets at December 31, 2011	214,488	257,700	33,094	6,844	512,126

10.	Related Party Transactions
The Company has a management advisory agreement with GGEP Management, L.L.C. and GGEP Management Ltd. (“Gilbert”) which are related parties. The agreement requires an annual management fee of up to $2,500 per year for management services provided, plus certain fees and expenses. Expense under the management agreement was $625 and $1,237 for the three month periods ended December 31, 2010 and 2011, respectively. The Company had $500 and $0 of management fees included in current liabilities at September 30, 2011 and December 31, 2011, respectively.

11.	Guarantor Subsidiary Financial Information
The Senior Notes issued in August 2009 (Note 6) have been guaranteed, fully and unconditionally, except for customary release provisions, on a joint and several basis, by its 100% owned U.S. domestic subsidiaries. The following condensed consolidating balance sheets at September 30, 2011 and December 31, 2011, the condensed consolidating statements of operations for three month periods ended December 31, 2010 and 2011, and the condensed consolidating statements of cash flows for the three month periods ended December 31, 2010 and 2011 have been prepared in accordance with the requirements for presentation of Rule 3-10(f) of Regulation S-X promulgated under the Securities Act. These condensed consolidating statements reflect CPM Holdings, Inc. as the issuer of the Senior Notes, the Company’s wholly owned U.S. domestic subsidiaries as the guarantors presented on a combined basis, the Company’s non-guarantor subsidiaries presented on a combined basis, and consolidating and eliminating adjustments, to combine such entities on a consolidated basis.

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

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2010

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$33,630	$62,858	$(6,017)	$90,471
Cost of goods sold	—	24,729	49,048	(6,017)	67,760
Gross profit	—	8,901	13,810	—	22,711
Operating expenses	77	7,826	6,353	—	14,256
Income (loss) from operations	(77)	1,075	7,457	—	8,455
Interest expense (income), net	6,019	(153)	(524)	—	5,342
Income (loss) before income taxes	(6,096)	1,228	7,981	—	3,113
Income tax expense (benefit)	(2,130)	455	2,824	—	1,149
Income (loss) before equity in income (loss) of subsidiaries	(3,966)	773	5,157	—	1,964
Equity in income (loss) of subsidiaries	4,740	3,967	—	(8,707)	—
Net income (loss)	774	4,740	5,157	(8,707)	1,964
Less: Net income attributable to noncontrolling interest	—	—	1,190	—	1,190
Net income (loss) attributable to Parent Company	$774	$4,740	$3,967	$(8,707)	$774

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2010

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(6,097)	$10,700	$15,519	$20,122
Cash flows from investing activities
Purchases of property, plant and equipment	—	(61)	(119)	(180)
Proceeds on sales of property, plant, and equipment	—	15	5	20
Net cash used in investing activities	—	(46)	(114)	(160)
Cash flows from financing activities
Investment in subsidiaries	6,097	(3,795)	(2,302)	—
Net cash provided by (used in) financing activities	6,097	(3,795)	(2,302)	—
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	383	383
Net increase (decrease) in cash and cash equivalents	—	6,859	13,486	20,345
Cash and cash equivalents
Beginning of period	—	2,930	55,761	58,691
End of period	$—	$9,789	$69,247	$79,036

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Balance Sheet
December 31, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$172	$85,124	$—	$85,296
Restricted customer deposits	—	727	29,008	—	29,735
Accounts receivable, net	2,260	64,971	35,985	(61,857)	41,359
Inventories	—	31,019	31,980	—	62,999
Costs and estimated earnings in excess of billings on uncompleted contracts	—	6,292	15,416	—	21,708
Prepaid expenses and other current assets	—	1,052	4,244	—	5,296
Deferred taxes	—	1,350	175	—	1,525
Total current assets	2,260	105,583	201,932	(61,857)	247,918
Property, plant and equipment, net	—	11,447	5,710	—	17,157
Investment in subsidiaries	312,990	62,070	—	(375,060)	—
Trademarks	—	53,496	399	—	53,895
Goodwill	—	115,132	22,920	—	138,052
Other intangibles, net	4,848	43,339	6,917	—	55,104
Total assets	$320,098	$391,067	$237,878	$(436,917)	$512,126
Liabilities and Equity
Current liabilities
Accounts payable	$—	$24,167	$74,042	$(61,857)	$36,352
Accrued expenses	1,271	13,278	30,821	—	45,370
Billings in excess of costs and estimated earnings on uncompleted contracts	—	22,649	49,372	—	72,021
Total current liabilities	1,271	60,094	154,235	(61,857)	153,743
Long-term debt	159,681	—	—	—	159,681
Deferred taxes	(1,187)	15,449	13,141	—	27,403
Other liabilities	—	2,534	—	—	2,534
Total liabilities	159,765	78,077	167,376	(61,857)	343,361
Commitments and contingencies
Equity
Total Parent Company stockholders’ equity	160,333	312,990	62,070	(375,060)	160,333
Noncontrolling interest	—	—	8,432	—	8,432
Total equity	160,333	312,990	70,502	(375,060)	168,765
Total liabilities and equity	$320,098	$391,067	$237,878	$(436,917)	$512,126

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$39,247	$65,953	$(4,749)	$100,451
Cost of goods sold	—	26,826	46,894	(4,749)	68,971
Gross profit	—	12,421	19,059	—	31,480
Operating expenses	92	8,342	9,937	—	18,371
Income (loss) from operations	(92)	4,079	9,122	—	13,109
Interest expense (income), net	6,490	73	(799)	—	5,764
Income (loss) before income taxes	(6,582)	4,006	9,921	—	7,345
Income tax expense (benefit)	(2,361)	1,474	4,047	—	3,160
Income (loss) before equity in income (loss) of subsidiaries	(4,221)	2,532	5,874	—	4,185
Equity in income (loss) of subsidiaries	7,324	4,792	—	(12,116)	—
Net income (loss)	3,103	7,324	5,874	(12,116)	4,185
Less: Net income attributable to noncontrolling interest	—	—	1,082	—	1,082
Net income (loss) attributable to Parent Company	$3,103	$7,324	$4,792	$(12,116)	$3,103

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(4,221)	$17,517	$10,964	$24,260
Cash flows from investing activities
Purchases of property, plant and equipment	—	(286)	(292)	(578)
Proceeds on sales of property, plant and equipment	—	—	26	26
Net cash used in investing activities	—	(286)	(266)	(552)
Cash flows from financing activities
Payments of long-term debt	(14,262)	—	—	(14,262)
Proceeds from revolving credit facilities	—	32,055	—	32,055
Payments on revolving credit facilities	—	(32,055)	—	(32,055)
Payments of dividends	—	7,523	(12,538)	(5,015)
Investment in subsidiaries	18,483	(25,146)	6,663	—
Net cash provided by (used in) financing activities	4,221	(17,623)	(5,875)	(19,277)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(423)	(423)
Net increase in cash and cash equivalents	—	(392)	4,400	4,008
Cash and cash equivalents
Beginning of period	—	564	80,724	81,288
End of period	$—	$172	$85,124	$85,296

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding market conditions and outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on December 29, 2011. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Market Conditions and Outlook
For the three months ended December 31, 2011, our net sales and operating income increased at each of our business segments when compared to the three months ended December 31, 2010. These results are consistent with the increase in our backlog and the improvements in our end markets. We believe that our improved performance will continue at each of our business units through the remainder of fiscal 2012. This belief is supported by our increasing backlog as evidenced below. There can be no assurance, however, that our performance in fiscal 2012 will meet our forecast.
Due to our high level of outsourcing, we continue to be able to rapidly adjust our operations in response to the improving market conditions. This allows us to take advantage of the new opportunities as they are presented.
Backlog
As of December 31, 2011, we had a consolidated backlog of $287.4 million. This figure compares to a consolidated backlog of $266.1 million and $206.5 million at September 30, 2011 and December 31, 2010, respectively. An order normally becomes part of our backlog after we receive a customer down payment or a letter of credit against the order. Our backlog is a measure of unrecognized revenue on booked orders. Our backlog provides revenue visibility into the next three to 18 months, depending on project lead-times and delivery requirements. Historically, once placed in our backlog, our customers have rarely canceled orders. There can be no assurance, however, that our consolidated backlog will convert into revenue.
Results of Operations
Three months ended December 31, 2011 compared to three months ended December 31, 2010
The following table sets forth, for the periods indicated, amounts derived from our consolidated statements of operations and related percentages of total net sales.

	Three Months Ended December 31,
(Dollars in thousands)	2010		2011
Statement of Operations Data:
Net sales
Process Equipment	$34,765	38.4%	$35,724	35.6%
Engineered Process Systems	44,711	49.4	51,670	51.4
All Other	10,995	12.2	13,057	13.0
Total net sales	90,471	100.0	100,451	100.0
Cost of goods sold	67,760	74.9	68,971	68.7
Gross profit	22,711	25.1	31,480	31.3
Selling, general and administrative expenses	10,963	12.1	14,326	14.3
Other operating expenses	3,293	3.6	4,045	4.0
Income from operations	8,455	9.4	13,109	13.0
Interest expense, net	5,342	5.9	5,764	5.7
Income before income taxes	3,113	3.5	7,345	7.3
Income tax expense	1,149	1.3	3,160	3.1
Net income	1,964	2.2	4,185	4.2
Net income attributable to noncontrolling interest	1,190	1.3	1,082	1.1
Net income attributable to Parent Company	$774	0.9%	$3,103	3.1%
Net sales. Net sales for the three months ended December 31, 2011 increased by $10.0 million, or 11.0%, to $100.5 million from $90.5 million for the corresponding period in 2010. In our Process Equipment segment, net sales increased by $0.9 million, to $35.7 million compared to $34.8 million for the corresponding period in 2010. This increase was primarily due to increased biomass pelleting equipment sales of $1.9 million, primarily in Europe. The increase was partially offset by decreased ethanol equipment sales of $1.1 million.
Net sales in our Engineered Process Systems segment for the three months ended December 31, 2011 increased by $7.0 million, to $51.7 million compared to $44.7 million for the corresponding period in 2010. The acquisition of Sket in September of 2011 contributed $4.6 million of the increase. Overall, biodiesel sales increased by $7.5 million and refining equipment sales increased by $4.5 million, primarily in the United States, Europe and Latin America. These increases were partially offset by a decrease in sales of $5.0 million to the oilseed processing market. While oilseed processing sales increased in North America, Latin America and Europe, sales to Asia decreased by $15.0 million.
Net sales in our All Other segment increased $2.1 million, or 18.8%, to $13.1 million for the three months ended December 31, 2011, from $11.0 million for the corresponding period in 2010, due to increased extrusion parts and machinery sales of $3.2 million, primarily in the United States and Asia. This increase was partially offset by decreased thermal processing equipment sales of $1.4 million, primarily in Europe and Asia.
Cost of goods sold. Cost of goods sold increased by $1.2 million from $67.8 million or 74.9% of net sales, for the three months ended December 31, 2010 to $69.0 million, or 68.7% of net sales, for the three months ended December 31, 2011. Cost of sales as a percentage of net sales decreased at all three business segments. The modest decreases at our Process Equipment and All Other segments were driven primarily by improved pricing as market conditions have returned to normal combined with fewer sales of pass through items. The larger decreases experienced at our Engineered Process Systems segment are primarily a result of reduced volume and improved profitability in Asia as we have declined lower margin projects due to improved business levels. In the three months ended December 31, 2010, sales to Asia, where we generally experience our lowest margins, accounted for 60% of the total sales volume for the Engineered Process Systems segment. In the three months ended December 31, 2011, sales to Asia accounted for 23% of the total sales volume for the Engineered Process Systems segment and the margins on those sales have improved to levels consistent with rest of the segment.
Gross profit. As a result of the foregoing, gross profit for the three months ended December 31, 2011 increased by $8.8 million, or 38.6%, to $31.5 million, or 31.3% of net sales, from $22.7 million, or 25.1% of net sales, for the corresponding period in 2010.
Selling, general and administrative expenses. SG&A expenses increased from $11.0 million for the three months ended December 31, 2010 to $14.3 million for the corresponding period in 2011, an increase of approximately $3.3 million, or 30.5%. The increase reflects the inclusion of $1.1 million in SG&A expenses of Sket for the three months ended December 31, 2011 which had not yet been acquired during the corresponding period in 2010, $0.6 million of bad debt recoveries on large projects in Asia reduced the SG&A expenses for the three months ended December 31, 2010, and direct selling costs resulting from higher net sales in 2011. As a percentage of net sales, SG&A expenses increased from 12.1% for the three months ended December 31, 2010 to 14.3% for the corresponding period in the current year. The increase in SG&A expenses as a percentage of net sales resulted from the impact of the bad debt recoveries in 2010 and the SG&A expenses of the acquired Sket business unit being higher, as a percentage of net sales, than the average for the existing business units.
Other operating expenses. Other operating expenses increased from $3.3 million for the three months ended December 31, 2010 to $4.0 million for the corresponding period in 2011, an increase of approximately $0.7 million. The increase relates primarily to a $0.6 million increase in management fees and to a $0.1 increase in amortization expense.
Income from operations. Income from operations increased from $8.5 million for the three months ended December 31, 2010 to $13.1 million during the corresponding period in 2011, an increase of $4.6 million. As a percentage of net sales, income from operations increased from 9.4% for the three months ended December 31, 2010 to 13.0% for the three months ended December 31, 2011 as a result of the factors mentioned above, particularly the increased sales and improved gross profit percentage.
Interest expense, net. Interest expense, net, for the three months ended December 31, 2011, was $5.8 million or 5.7% of net sales, compared to $5.3 million, or 5.9% of net sales, for the three months ended December 31, 2010. The increase of $0.5 million resulted from a $1.0 million loss on repurchases of senior notes and a $0.4 million write off of deferred financing costs related to the repurchased notes during the three months ended December 31, 2011. The increases were partially offset by a decrease in interest accrued on the senior notes of $0.9 million resulting from repurchases of senior notes during the quarters ended September 30, 2011 and December 31, 2011.
Provision for income taxes. The provision for income taxes was $3.2 million for the three months ended December 31, 2011 compared to $1.1 million for the corresponding period in 2010. The provision for income taxes reflects the combined federal, state and foreign effective tax rate of approximately 43.0% and 36.9% for the three months ended December 31, 2011 and 2010, respectively. Our combined effective tax rate reflects the different federal, state and foreign statutory rates of the various jurisdictions in which we operate and the proportion of taxable income earned in each of those tax jurisdictions. The provision for income taxes for the three months periods ended December 31, 2011 and 2010 differs from the expected income tax expense computed by applying the statutory United States federal tax rates to income before income taxes primarily due to state income taxes, permanent differences between book income and taxable income, the release and recording of valuation allowances against foreign losses and our limited ability to utilize foreign tax credits to offset U.S. tax liabilities.
Net income attributable to noncontrolling interest. This is the net income attributable to our joint venture partner. The decrease of $0.1 million from $1.2 million for the three months ended Decmeber 31, 2010 to $1.1 million for the corresponding period in 2011 is a result of the decreased profitability of our Chinese joint venture.
Net income (loss) attributable to parent company. As a result of the foregoing, net income increased from $0.8 million for the three months ended December 31, 2010 to $3.1 million for the three months ended December 31, 2011.
Liquidity and Capital Resources
The following table summarizes our net cash from our operating activities, investing activities and financing activities and the effect of foreign exchange rate changes on cash and cash equivalents for the first three months of fiscal 2011 and 2012:

	Three Months Ended December 31,
(Dollars in thousands)	2010	2011
Net cash provided by (used in):
Operating activities	$20,122	$24,260
Investing activities	(160)	(552)
Financing activities	—	(19,277)
Effect of foreign exchange rate changes on cash and cash equivalents	383	(423)
Net increase in cash and cash equivalents	$20,345	$4,008

We have historically financed operations with internally generated funds. Accordingly, we have traditionally not needed to access the capital markets in order to finance our ongoing operations.

Net cash flow provided by operating activities increased by $4.2 million to $24.3 million for the three months ended December 31, 2011 compared to $20.1 million for the corresponding period in 2010. The increase in cash provided by operating activities reflects the increase in net income of $2.2 million to $4.2 million for the three months ended December 31, 2011 compared to $2.0 million for the three months ended December 31, 2010. Net income for the three months ended December 31, 2011 includes non-cash losses on the repurchase of senior notes of $1.4 million including the write-off of related deferred financing costs. There were no such repurchases during the three months ended December 31, 2010. In addition to the increases related net income plus non-cash losses, cash provided by operating activities increased by $0.6 million related to fluctuations in working capital balances. For the three months ended December 31, 2011, fluctuations in working capital were a source of cash of $14.1 million comprised of increases in cash caused by the fluctuations of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts and accrued expenses, partially offset by decreases in cash caused by the fluctuations of restricted customer deposits, inventories, and prepaid expenses and other current assets. For the three months ended December 31, 2010, fluctuations in working capital were a source of cash of $13.5 million comprised of increases in cash caused by fluctuations of restricted customer deposits, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses and other current assets, accounts payable and accrued expenses, partially offset by decreases in cash caused by fluctuations in inventories and billings in excess of costs and estimated earnings on uncompleted contracts.

Net cash flow used in investing activities was $0.2 million and $0.6 million for the three months ended December 31, 2010 and 2011, respectively and related to capital expenditures net of proceeds on disposal.

Net cash flow used in financing activities was $0.0 million and $19.3 million for the three months ended December 31, 2010 and 2011, respectively. The use of cash during the three months ended December 31, 2011 was primarily for the repurchase of senior notes of $14.3 million and the payment of dividends of $5.0 million to our joint venture partner in China.

In November 2009, we entered into a U.S. based senior secured revolving credit facility. Our senior secured revolving credit facility provides up to $14.5 million of revolving credit borrowings, subject to a borrowing base, which is based on the eligible accounts receivable and inventory of our U.S subsidiaries less our aggregate net exposure under permitted hedging obligations and subject to certain reserves. The credit facility expires on April 20, 2013. A portion of the availability under the credit facility is available for the issuance of letters of credit and that the face amount of any outstanding letters of credit will reduce availability under our senior secured revolving credit facility on a dollar-for-dollar basis. Borrowings under the credit facility are subject to certain restrictive covenants, including a fixed charge coverage ratio. At December 31, 2011, we had $14.5 million of unused credit under this facility, of which $7.5 million was available for borrowing based on our borrowing base calculation.
We believe that our operating cash flow and amounts available for borrowing under our senior secured revolving credit facility will be adequate to fund our capital expenditures and working capital requirements for the next twelve months.
Financial Covenants
We are subject to certain restrictive financial covenants contained in our senior secured revolving credit facility including a fixed charge coverage ratio. At September 30, 2011 and December 31, 2011, we were in compliance with all covenants under the facility.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks, which include changes in interest rate, foreign exchange rates and commodity prices. We do not engage in financial transactions for trading or speculative purposes. There have been no material changes in this item from the discussion contained in our Annual Report on Form 10-K, as filed with the SEC on December 29, 2011.
Item 4. Controls and Procedures.
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

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended December 31, 2011

PART II. Other Information
Item 1. Legal Proceedings.
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 8, "Commitments and Contingencies", of this document, and should be considered an integral part of Part II, Item 1, "Legal Proceedings".
Item 1A. Risk Factors.
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In our Annual Report Form 10-K, as filed with the SEC on December 29, 2011, the section titled Risk Factors (pages 12 through 16) describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on December 29, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the quarter ended December 31, 2011.
Item 3. Defaults Upon Senior Securities.
No matters requiring disclosure.
Item 4. Mine Safety Disclosures.
No matters requiring disclosure.
Item 5. Other Information.
No matters requiring disclosure.

Item 6. Exhibits.
Index to Exhibits:

Exhibit
No.	Description
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification by Principal Financial Officer.
32**	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer.
101***
The following materials from CPM Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on February 13, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

CPM HOLDINGS, INC.
Date:	February 13, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on February 13, 2012.

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

CPM ACQUISITION CORP.
Date:	February 13, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on February 13, 2012.

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

CROWN ACQUISITION CORP.
Date:	February 13, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on February 13, 2012.

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

CPM WOLVERINE PROCTOR, LLC
Date:	February 13, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on February 13, 2012.

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

CROWN IRON WORKS COMPANY
Date:	February 13, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on February 13, 2012.

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

CPM SA, LLC
Date:	February 13, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on February 13, 2012.

Signatures	Title

/s/ Ted Waitman	President, Chief Executive Officer and Director
Ted Waitman	(Principal Executive Officer)

/s/ Douglas Ostrich	Chief Financial Officer, Treasurer and Secretary
Douglas Ostrich	(Principal Financial Officer)