Form 10-Q
period 2012-03-31
CPM Holdings, Inc.
filed 2012-05-11
CIK 1512574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Common Stock, $0.001 par value per share	936,913 shares

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2012

		BEGINNING
		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at September 30, 2011 and March 31, 2012 (Unaudited)	3
	Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2012 (Unaudited)	4
	Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the year ended September 30, 2011 and the six months ended March 31, 2012 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2012 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3.	Defaults Upon Senior Securities	27

ITEM 4.	Mine Safety Disclosures	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	28

	Signatures	S- 1
EX-31.1
EX-31.2
EX-32
EX-101

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2012

PART I. Financial Information
Item 1. Financial Statements.
CPM Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(dollars in thousands, except per share information)	September 30, 2011	March 31, 2012
Assets
Current assets
Cash and cash equivalents	$81,288	$53,601
Restricted customer deposits	26,853	40,009
Accounts receivable, net	48,570	37,902
Inventories	54,026	67,122
Costs and estimated earnings in excess of billings on uncompleted contracts	24,585	28,570
Prepaid expenses and other current assets	4,004	5,703
Deferred taxes	1,523	1,526
Total current assets	240,849	234,433
Property, plant and equipment, net	17,547	16,926
Trademarks	54,178	54,226
Goodwill	140,086	139,736
Other intangibles, net	58,882	52,138
Total assets	$511,542	$497,459

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$65
Accounts payable	31,869	38,372
Accrued expenses	44,401	42,365
Billings in excess of costs and estimated earnings on uncompleted contracts	59,812	43,588
Total current liabilities	136,082	124,390
Long-term debt, less current portion	172,796	159,831
Deferred taxes	27,233	28,226
Other liabilities	2,616	3,150
Total liabilities	338,727	315,597

Commitments and contingencies

Equity
Parent Company stockholders’ equity
Common stock, $.001 par value, authorized shares 1,100,000; shares issued and outstanding 936,913	1	1
Additional paid-in capital	83,105	83,289
Retained earnings	84,456	95,598
Accumulated other comprehensive loss	(7,003)	(6,535)
Total Parent Company stockholders’ equity	160,559	172,353
Noncontrolling interest	12,256	9,509
Total equity	172,815	181,862
Total liabilities and equity	$511,542	$497,459
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(dollars in thousands)	2011	2012	2011	2012
Net sales	$85,953	$136,948	$176,424	$237,399
Cost of goods sold	59,390	99,427	127,150	168,398
Gross profit	26,563	37,521	49,274	69,001

Operating expenses
Selling, general and administrative expenses	12,352	13,176	23,315	27,502
Amortization expense	2,641	2,635	5,309	5,443
Management fees	500	500	1,125	1,737
Total operating expenses	15,493	16,311	29,749	34,682
Income from operations	11,070	21,210	19,525	34,319

Other expense (income)
Interest expense	6,105	5,055	12,002	11,654
Interest income	(612)	(484)	(1,167)	(1,319)
Total other expense	5,493	4,571	10,835	10,335
Income before income taxes	5,577	16,639	8,690	23,984
Income tax expense	2,000	7,553	3,149	10,713
Net income	3,577	9,086	5,541	13,271
Less: Net income attributable to noncontrolling interest	1,219	1,047	2,409	2,129
Net income attributable to Parent Company	$2,358	$8,039	$3,132	$11,142
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)
(Unaudited)

	Parent Company Stockholders’ Equity
			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Parent Company Stockholders' Equity	Noncontrolling Interest in Subsidiary
	Common Stock			Retained Earnings				Total Equity
(dollars in thousands)	Shares	Amount
Balances at September 30, 2010	936,913	$1	$82,478	$67,965	$(5,958)	$144,486	$4,893	$149,379
Stock-based compensation	—	—	627	—	—	627	—	627
Comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	—	(1,045)	(1,045)	377	(668)
Net income	—	—	—	16,491	—	16,491	6,986	23,477
Total comprehensive income						15,446	7,363	22,809
Balances at September 30, 2011	936,913	1	83,105	84,456	(7,003)	160,559	12,256	172,815
Stock-based compensation	—	—	184	—	—	184	—	184
Dividends	—	—	—	—	—	—	(5,015)	(5,015)
Comprehensive income, net of tax
Foreign currency translation adjustment	—	—	—	—	468	468	139	607
Net income	—	—	—	11,142	—	11,142	2,129	13,271
Total comprehensive income						11,610	2,268	13,878
Balances at March 31, 2012	936,913	$1	$83,289	$95,598	$(6,535)	$172,353	$9,509	$181,862
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
(dollars in thousands)	2011	2012
Net cash provided by (used in) operating activities	$13,848	$(9,138)

Cash flows from investing activities
Purchases of property, plant and equipment	(810)	(1,140)
Proceeds on sales of property, plant and equipment	353	27
Net cash used in investing activities	(457)	(1,113)

Cash flows from financing activities
Payments of long-term debt	—	(14,262)
Proceeds from revolving credit facilities	—	45,567
Payments on revolving credit facilities	—	(45,502)
Payments of dividends	—	(5,015)
Net cash used in financing activities	—	(19,212)
Effect of foreign exchange rate changes on cash and cash equivalents	1,915	1,776
Net increase (decrease) in cash and cash equivalents	15,306	(27,687)

Cash and cash equivalents
Beginning of period	58,691	81,288
End of period	$73,997	$53,601
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
Fair Value of Financial Instruments
The Company's financial instruments include cash and cash equivalents, restricted customer deposits, accounts receivable, prepaid expenses and other current assets, accounts payable and long-term debt. The carrying values approximated fair value for cash and cash equivalents, restricted customer deposits, accounts receivable, prepaid expenses and other current assets, accounts payable and the revolving credit facility loan because of the short term nature of these instruments. The fair value of the senior notes, as determined by management based on the quoted market price for the same or similar issues of debt (classified as level 2) is approximately $186,000 and $172,000 at September 30, 2011 and March 31, 2012, respectively.

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

4.	Selected Consolidated Financial Statement Information
Inventories

	September 30, 2011	March 31, 2012
Raw materials	$13,869	$18,621
Work-in-process	7,412	14,401
Finished goods	32,745	34,100
	$54,026	$67,122

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Accrued Warranties

	Twelve months ended September 30, 2011	Six months ended March 31, 2012
Accrued warranties
Beginning of period	$2,089	$1,706
Warranty liability assumed in acquisition	345	—
Settlements made	(1,160)	(731)
Change in liability related to product warranties issued	432	874
End of period	$1,706	$1,849

Accrued warranties are included as a component of accrued expenses on the accompanying balance sheets.
Contracts in Progress

	September 30, 2011	March 31, 2012
Costs incurred on uncompleted contracts	$365,906	$481,876
Estimated earnings on uncompleted contracts	85,011	117,310
Less: Billings on contracts in progress	(486,144)	(614,204)
	$(35,227)	$(15,018)
These amounts are included in the consolidated financial statements as follows:

	September 30, 2011	March 31, 2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,585	$28,570
Billings in excess of costs and estimated earnings on uncompleted contracts	(59,812)	(43,588)
	$(35,227)	$(15,018)

5.	Acquisitions
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

6.	Debt
The Company’s debt at September 30, 2011 and March 31, 2012, consists of the following:

	September 30, 2011	March 31, 2012
Senior Notes, net of unamortized discount	$172,796	$159,831
Revolving credit facility loan	—	65
	172,796	159,896
Less: Amounts due within one year	—	(65)
	$172,796	$159,831
In August 2009, the Company issued $200,000 of Senior Notes due September 1, 2014 at 98.101% of par (the “Senior Notes”), resulting in an original issue discount of $3,798. The original issue discount, net of accumulated amortization was $2,139 and $1,679 at September 30, 2011 and March 31, 2012, respectively. The original issue discount is being amortized using the effective interest method over the term of the debt. The Senior Notes bear interest at 10.625% per year and provide for semi-annual interest payments, in arrears, due on March 1 and September 1. All principal will be paid at maturity. The net proceeds from the offering were used to retire the remaining outstanding borrowings on the previous term loan and revolving credit facility, which provided for a term loan of $210,000 and a revolving credit facility up to $30,000.
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
During the six months ended March 31, 2012, the Company repurchased Senior Notes having a face value of $13,425 in the open market. As a result of the repurchases, the Company recorded a loss of $1,000 which represents the difference between the acquired debt's purchase price of $14,262 and its carrying value of $13,262. This loss is included in interest expense in the consolidated statements of operations. At the time of the repurchases, the Company also wrote off $441 of unamortized deferred financing costs related to the repurchased debt.
In November 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions which provides for a revolving credit facility consisting of a revolving credit loan and letters of credit in an aggregate amount of up to $14,500, including swing line loans in the principal amount of $5,000. The swing line loans are sub-facilities of the revolving credit facility used for daily fluctuations on borrowings. Loans outstanding under the revolving credit facility were $0 and $65 as of September 30, 2011 and March 31, 2012. The availability under the facility is subject to a borrowing base, which is based on the eligible receivables, inventory and certain other commitments of the Company’s U.S. subsidiaries. The credit available for borrowing was limited by the borrowing base to $14,500 and $5,138 on September 30, 2011 or March 31, 2012. The Credit Agreement expires on April 20, 2013.
At the Company’s option, borrowings under the revolving credit facility are either Base Rate loans, bearing interest at a rate equal to the greater of (a) the lender’s prime rate (3.25% at March 31, 2012), (b) the LIBOR rate (0.24% at March 31, 2012) plus 1.00% or (c) the federal funds rate (0.09% at March 31, 2012) plus 0.50%; or Eurodollar loans, bearing interest at the adjusted LIBOR rate (0.33% at March 31, 2012). Interest on the Base Rate loans is payable on the last day of each calendar month. Interest on the Eurodollar loans is payable on the last day of each interest period relating to such loan, but not to exceed six months. An applicable margin is added for the Base Rate loans and Eurodollar loans ranging from 2.75% and 4.25%, based on the Company’s fixed charge coverage ratio at the end of a given period, as further defined in the Credit Agreement.
Commitment fees on the revolving credit facility range from 0.625% to 0.75% per year payable quarterly in amounts. Commitment fees on the letters of credit vary, as further defined in the Credit Agreement, and range from 3.75% to 4.25% (or 2.00% if cash collateralized) payable quarterly. Total commitment fees under the revolving credit facility were $31 and $17 for the three month periods ending March 31, 2011, and 2012, respectively, and $59 and $30 for the six month periods ending March 31, 2011 and 2012, respectively. Outstanding letters of credit were $4,183 and $9,735 at September 30, 2011 and March 31, 2012, respectively. In conjunction with entering into the Credit Agreement in fiscal 2010, the Company paid $914 in costs capitalized as deferred financing fees, consisting of legal, accounting and deal fees directly related to consummation of the Credit Agreement.
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
Segment detail is summarized as follows:

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

	Process Equipment Segment	Engineered Process Systems Segment	All Other	Corporate and Unallocated	Total Company
Three months ended March 31, 2011
Net sales	35,601	40,844	9,508	—	85,953
Income (loss) before income taxes	5,305	6,274	735	(6,737)	5,577
Depreciation and amortization	827	1,943	794	857	4,421
Capital expenditures	229	27	60	314	630
Six months ended March 31, 2011
Net sales	70,366	85,555	20,503	—	176,424
Income (loss) before income taxes	10,785	9,505	1,853	(13,453)	8,690
Depreciation and amortization	1,532	3,890	1,624	1,715	8,761
Capital expenditures	299	63	134	314	810
Three months ended March 31, 2012
Net sales	44,153	79,271	13,524	—	136,948
Income (loss) before income taxes	9,436	11,397	1,407	(5,601)	16,639
Depreciation and amortization	635	2,388	349	742	4,114
Capital expenditures	379	143	40	—	562
Six months ended March 31, 2012
Net sales	79,877	130,941	26,581	—	237,399
Income (loss) before income taxes	15,776	17,747	3,781	(13,320)	23,984
Depreciation and amortization	1,240	4,948	708	1,325	8,221
Capital expenditures	730	205	194	11	1,140
Total assets at March 31, 2012	218,348	241,980	32,488	4,643	497,459

10.	Related Party Transactions
The Company has a management advisory agreement with GGEP Management, L.L.C. and GGEP Management Ltd. (“Gilbert”) which are related parties. The agreement requires an annual management fee of up to $2,500 per year for management services provided, plus certain fees and expenses. Expense under the management agreement was $500 for the three month periods ended March 31, 2011 and 2012, respectively and $1,125 and 1,737 for the six month periods ended March 31, 2011 and 2012 respectively. The Company had $500 of management fees included in current liabilities at September 30, 2011 and March 31, 2012, respectively.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

11.	Guarantor Subsidiary Financial Information
The Senior Notes issued in August 2009 (Note 6) have been guaranteed, fully and unconditionally, except for customary release provisions, on a joint and several basis, by its 100% owned U.S. domestic subsidiaries. The following condensed consolidating balance sheets at September 30, 2011 and March 31, 2012, the condensed consolidating statements of operations for the three and six month periods ended March 31, 2011 and 2012, and the condensed consolidating statements of cash flows for the six month periods ended March 31, 2011 and 2012 have been prepared in accordance with the requirements for presentation of Rule 3-10(f) of Regulation S-X promulgated under the Securities Act. These condensed consolidating statements reflect CPM Holdings, Inc. as the issuer of the Senior Notes, the Company’s wholly owned U.S. domestic subsidiaries as the guarantors presented on a combined basis, the Company’s non-guarantor subsidiaries presented on a combined basis, and consolidating and eliminating adjustments, to combine such entities on a consolidated basis.

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

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$40,483	$52,037	$(6,567)	$85,953
Cost of goods sold	—	29,175	36,782	(6,567)	59,390
Gross profit	—	11,308	15,255	—	26,563
Operating expenses	78	7,457	7,958	—	15,493
Income (loss) from operations	(78)	3,851	7,297	—	11,070
Interest expense (income), net	6,196	(92)	(611)	—	5,493
Income (loss) before income taxes	(6,274)	3,943	7,908	—	5,577
Income tax expense (benefit)	(2,177)	1,456	2,721	—	2,000
Income (loss) before equity in income (loss) of subsidiaries	(4,097)	2,487	5,187	—	3,577
Equity in income (loss) of subsidiaries	6,455	3,968	—	(10,423)	—
Net income (loss)	2,358	6,455	5,187	(10,423)	3,577
Less: Net income attributable to noncontrolling interest	—	—	1,219	—	1,219
Net income (loss) attributable to Parent Company	$2,358	$6,455	$3,968	$(10,423)	$2,358

Condensed Consolidating Statement of Operations
Six Months Ended March 31, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$74,113	$114,895	$(12,584)	$176,424
Cost of goods sold	—	53,904	85,830	(12,584)	127,150
Gross profit	—	20,209	29,065	—	49,274
Operating expenses	155	15,283	14,311	—	29,749
Income (loss) from operations	(155)	4,926	14,754	—	19,525
Interest expense (income), net	12,215	(245)	(1,135)	—	10,835
Income (loss) before income taxes	(12,370)	5,171	15,889	—	8,690
Income tax expense (benefit)	(4,299)	1,934	5,514	—	3,149
Income (loss) before equity in income (loss) of subsidiaries	(8,071)	3,237	10,375	—	5,541
Equity in income (loss) of subsidiaries	11,203	7,966	—	(19,169)	—
Net income (loss)	3,132	11,203	10,375	(19,169)	5,541
Less: Net income attributable to noncontrolling interest	—	—	2,409	—	2,409
Net income (loss) attributable to Parent Company	$3,132	$11,203	$7,966	$(19,169)	$3,132

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(12,370)	$15,842	$10,376	$13,848
Cash flows from investing activities
Purchases of property, plant and equipment	—	(505)	(305)	(810)
Proceeds on sales of property, plant, and equipment	—	349	4	353
Net cash used in investing activities	—	(156)	(301)	(457)
Cash flows from financing activities
Proceeds from (payments of)	—	9,097	(9,097)	—
Investment in subsidiaries	12,370	(12,843)	473	—
Net cash provided by (used in) financing activities	12,370	(3,746)	(8,624)	—
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,915	1,915
Net increase (decrease) in cash and cash equivalents	—	11,940	3,366	15,306
Cash and cash equivalents
Beginning of period	—	2,930	55,761	58,691
End of period	$—	$14,870	$59,127	$73,997

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Balance Sheet
March 31, 2012

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$139	$53,462	$—	$53,601
Restricted customer deposits	—	438	39,571	—	40,009
Accounts receivable, net	2,260	55,825	30,157	(50,340)	37,902
Inventories	—	36,149	30,973	—	67,122
Costs and estimated earnings in excess of billings on uncompleted contracts	—	7,164	21,406	—	28,570
Prepaid expenses and other current assets	—	994	4,709	—	5,703
Deferred taxes	—	1,351	175	—	1,526
Total current assets	2,260	102,060	180,453	(50,340)	234,433
Property, plant and equipment, net	—	11,144	5,782	—	16,926
Investment in subsidiaries	319,583	66,004	—	(385,587)	—
Trademarks	—	53,815	411	—	54,226
Goodwill	—	116,145	23,591	—	139,736
Other intangibles, net	4,386	41,194	6,558	—	52,138
Total assets	$326,229	$390,362	$216,795	$(435,927)	$497,459
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$65	$—	$—	$65
Accounts payable	—	20,394	68,318	(50,340)	38,372
Accrued expenses	(4,768)	19,286	27,847	—	42,365
Billings in excess of costs and estimated earnings on uncompleted contracts	—	11,715	31,873	—	43,588
Total current liabilities	(4,768)	51,460	128,038	(50,340)	124,390
Long-term debt, net of current portion	159,831	—	—	—	159,831
Deferred taxes	(1,187)	16,169	13,244	—	28,226
Other liabilities	—	3,150	—	—	3,150
Total liabilities	153,876	70,779	141,282	(50,340)	315,597
Commitments and contingencies
Equity
Total Parent Company stockholders’ equity	172,353	319,583	66,004	(385,587)	172,353
Noncontrolling interest	—	—	9,509	—	9,509
Total equity	172,353	319,583	75,513	(385,587)	181,862
Total liabilities and equity	$326,229	$390,362	$216,795	$(435,927)	$497,459

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2012

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$55,619	$87,113	$(5,784)	$136,948
Cost of goods sold	—	41,535	63,676	(5,784)	99,427
Gross profit	—	14,084	23,437	—	37,521
Operating expenses	92	7,188	9,031	—	16,311
Income (loss) from operations	(92)	6,896	14,406	—	21,210
Interest expense (income), net	4,937	90	(456)	—	4,571
Income (loss) before income taxes	(5,029)	6,806	14,862	—	16,639
Income tax expense (benefit)	(1,784)	3,165	6,172	—	7,553
Income (loss) before equity in income (loss) of subsidiaries	(3,245)	3,641	8,690	—	9,086
Equity in income (loss) of subsidiaries	11,284	7,643	—	(18,927)	—
Net income (loss)	8,039	11,284	8,690	(18,927)	9,086
Less: Net income attributable to noncontrolling interest	—	—	1,047	—	1,047
Net income (loss) attributable to Parent Company	$8,039	$11,284	$7,643	$(18,927)	$8,039

Condensed Consolidating Statement of Operations
Six Months Ended March 31, 2012

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$94,866	$153,065	$(10,532)	$237,399
Cost of goods sold	—	68,360	110,570	(10,532)	168,398
Gross profit	—	26,506	42,495	—	69,001
Operating expenses	184	15,530	18,968	—	34,682
Income (loss) from operations	(184)	10,976	23,527	—	34,319
Interest expense (income), net	11,428	163	(1,256)	—	10,335
Income (loss) before income taxes	(11,612)	10,813	24,783	—	23,984
Income tax expense (benefit)	(4,145)	4,639	10,219	—	10,713
Income (loss) before equity in income (loss) of subsidiaries	(7,467)	6,174	14,564	—	13,271
Equity in income (loss) of subsidiaries	18,609	12,435	—	(31,044)	—
Net income (loss)	11,142	18,609	14,564	(31,044)	13,271
Less: Net income attributable to noncontrolling interest	—	—	2,129	—	2,129
Net income (loss) attributable to Parent Company	$11,142	$18,609	$12,435	$(31,044)	$11,142

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2012

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(4,314)	$9,521	$(14,345)	$(9,138)
Cash flows from investing activities
Purchases of property, plant and equipment	—	(640)	(500)	(1,140)
Proceeds on sales of property, plant and equipment	—	—	27	27
Net cash used in investing activities	—	(640)	(473)	(1,113)
Cash flows from financing activities
Payments of long-term debt	(14,262)	—	—	(14,262)
Proceeds from revolving credit facilities	—	45,567	—	45,567
Payments on revolving credit facilities	—	(45,502)	—	(45,502)
Proceeds from (payments of) dividends	—	13,679	(18,694)	(5,015)
Investment in subsidiaries	18,576	(23,050)	4,474	—
Net cash provided by (used in) financing activities	4,314	(9,306)	(14,220)	(19,212)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,776	1,776
Net decrease in cash and cash equivalents	—	(425)	(27,262)	(27,687)
Cash and cash equivalents
Beginning of period	—	564	80,724	81,288
End of period	$—	$139	$53,462	$53,601

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
Market Conditions and Outlook
For the six months ended March 31, 2012, our net sales and operating income increased at each of our business segments when compared to the six months ended March 31, 2011. These results are consistent with the increase in our backlog and the improvements in our end markets. We believe that our improved performance will continue at each of our business units through the remainder of fiscal 2012. This belief is supported by our increasing backlog as evidenced below. There can be no assurance, however, that our performance in fiscal 2012 will meet our forecast.
Due to our high level of outsourcing, we continue to be able to rapidly adjust our operations in response to the improving market conditions. This allows us to take advantage of the new opportunities as they are presented.
Backlog
As of March 31, 2012, we had a consolidated backlog of $267.9 million. This figure compares to a consolidated backlog of $266.1 million and $237.0 million at September 30, 2011 and March 31, 2011, respectively. An order normally becomes part of our backlog after we receive a customer down payment or a letter of credit against the order. Our backlog is a measure of unrecognized revenue on booked orders. Our backlog provides revenue visibility into the next three to 18 months, depending on project lead-times and delivery requirements. Historically, once placed in our backlog, our customers have rarely canceled orders. There can be no assurance, however, that our consolidated backlog will convert into revenue.

Results of Operations
The following table sets forth, for the periods indicated, amounts derived from our consolidated statements of operations and related percentages of total net sales.

	Three Months Ended March 31,				Six Months Ended March 31,
(Dollars in thousands)	2011		2012		2011		2012
Statement of Operations Data:
Net sales
Process Equipment	$35,601	41.4%	$44,153	32.2%	$70,366	39.9%	$79,877	33.6%
Engineered Process Systems	40,844	47.5	79,271	57.9	85,555	48.5	130,941	55.2
All Other	9,508	11.1	13,524	9.9	20,503	11.6	26,581	11.2
Total net sales	85,953	100.0	136,948	100.0	176,424	100.0	237,399	100.0
Cost of goods sold	59,390	69.1	99,427	72.6	127,150	72.1	168,398	70.9
Gross profit	26,563	30.9	37,521	27.4	49,274	27.9	69,001	29.1
Selling, general and administrative expenses	12,352	14.4	13,176	9.6	23,315	13.2	27,502	11.6
Other operating expenses	3,141	3.7	3,135	2.3	6,434	3.6	7,180	3.0
Income from operations	11,070	12.8	21,210	15.5	19,525	11.1	34,319	14.5
Interest expense, net	5,493	6.4	4,571	3.3	10,835	6.1	10,335	4.4
Income before income taxes	5,577	6.4	16,639	12.2	8,690	5.0	23,984	10.1
Income tax expense	2,000	2.3	7,553	5.5	3,149	1.8	10,713	4.5
Net income	3,577	4.1	9,086	6.7	5,541	3.2	13,271	5.6
Net income attributable to noncontrolling interest	1,219	1.4	1,047	0.8	2,409	1.4	2,129	0.9
Net income attributable to Parent Company	$2,358	2.7%	$8,039	5.9%	$3,132	1.8%	$11,142	4.7%
Three months ended March 31, 2012 compared to three months ended March 31, 2011
Net sales. Net sales for the three months ended March 31, 2012 increased by $51.0 million, or 59.3%, to $136.9 million from $86.0 million for the corresponding period in 2011. In our Process Equipment segment, net sales increased by $8.6 million, or 24.0%, to $44.2 million compared to $35.6 million for the corresponding period in 2011. Sales of oilseed processing equipment increased by $5.4 million, primarily in Latin America and Europe and sales of thermal processing equipment increased by $1.8 million, primarily in Asia.
Net sales in our Engineered Process Systems segment for the three months ended March 31, 2012 increased by $38.4 million, or 94.1%, to $79.3 million compared to $40.8 million for the corresponding period in 2011. Overall, sales of oilseed processing equipment increased by $17.3 million as sales increases to Europe and Latin America were offset slightly by decreases to the United States. In addition, biodiesel sales increased by $8.4 million, primarily in Latin America and refining equipment sales increased by $12.7 million, primarily in Europe and Latin America. The acquisition of Sket in September of 2011 contributed $9.8 million of the increases achieved in this segment for the three months ended March 31, 2012 compared to the corresponding period in 2011.
Net sales in our All Other segment increased $4.0 million, or 42.2%, to $13.5 million for the three months ended March 31, 2012, from $9.5 million for the corresponding period in 2011, due to increased thermal processing equipment sales of $5.5 million, primarily in Asia. This increase was partially offset by decreased extrusion parts and machinery sales of $1.8 million.
Cost of goods sold. Cost of goods sold increased by $40.0 million from $59.4 million or 69.1% of net sales, for the three months ended March 31, 2011 to $99.4 million, or 72.6% of net sales, for the three months ended March 31, 2011. A primary factor in the increase in cost of goods sold as a percentage of net sales was the proportion of sales at each segment. Our Engineered Process Systems segment, which historically generates our lowest profit margins accounted for 58% of our total sales for the three months ended March 31, 2012 compared to 48% of our total sales for the three months ended March 31, 2011. In addition, cost of goods sold as a percentage of net sales increased slightly for our Engineered Process Systems segment and our All Other segment due to larger projects with slightly lower margins. These increases were offset slightly by decreases in cost of good sold as a percentage of net sales for our Process Equipment segment caused by efficiencies achieved due to higher volume.
Gross profit. As a result of the foregoing, gross profit for the three months ended March 31, 2012 increased by $11.0 million, or 41.3%, to $37.5 million, or 27.4% of net sales, from $26.6 million, or 30.9% of net sales, for the corresponding period in 2011.
Selling, general and administrative expenses. SG&A expenses increased from $12.4 million for the three months ended March 31, 2011 to $13.2 million for the corresponding period in 2012, an increase of approximately $0.8 million, or 6.7%. The increase reflects the inclusion of $1.1 million in SG&A expenses of Sket for the three months ended March 31, 2012 which had not yet been acquired during the corresponding period in 2011. This was offset slightly by non-recurring legal and accounting expenses of $0.7 million for the three months ended March 31, 2011 related to our Registration Statement on Amended Form S-4 filed with the SEC on May 16, 2011. As a percentage of net sales, SG&A expenses decreased from 14.4% for the three months ended March 31, 2011 to 9.6% for the corresponding period in the current year. The percentage decrease in SG&A expenses as a percentage of net sales is a direct result of the fixed nature of a majority of our SG&A expenses leveraging our increase in sales.
Other operating expenses. Other operating expenses were $3.1 million for the three months ended March 31, 2011 and 2012, respectively, and are comprised primarily of amortization expense and management fees. Both amortization expense and management fees were consistent for the three months ended March 31, 2011 compared to the three months ended March 31, 2012.
Income from operations. Income from operations increased from $11.1 million for the three months ended March 31, 2011 to $21.2 million during the corresponding period in 2012, an increase of $11.1 million. As a percentage of net sales, income from operations increased from 12.9% for the three months ended March 31, 2011 to 15.5% for the three months ended March 31, 2012 as a result of the factors mentioned above, particularly the increased sales.
Interest expense, net. Interest expense, net, for the three months ended March 31, 2012, was $4.6 million compared to $5.5 million, for the corresponding period in 2011. The decrease of $0.9 million in interest expense is proportionate to the decrease in outstanding senior notes during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.
Provision for income taxes. The provision for income taxes was $7.6 million for the three months ended March 31, 2012 compared to $2.0 million for the corresponding period in 2011. The provision for income taxes reflects the combined federal, state and foreign effective tax rate of approximately 45.4% and 35.9% for the three months ended March 31, 2012 and 2011, respectively. Our combined effective tax rate reflects the different federal, state and foreign statutory rates of the various jurisdictions in which we operate and the proportion of taxable income earned in each of those tax jurisdictions. The provision for income taxes for the three months periods ended March 31, 2012 and 2011 differs from the expected income tax expense computed by applying the statutory United States federal tax rates to income before income taxes primarily due to state income taxes, permanent differences between book income and taxable income, fluctuations in our reserve for uncertain tax positions and our limited ability to utilize foreign tax credits to offset U.S. tax liabilities.
Net income attributable to noncontrolling interest. This is the net income attributable to our joint venture partner. The decrease of $0.2 million from $1.2 million for the three months ended March 31, 2011 to $1.0 million for the corresponding period in 2012 is a result of the decreased profitability of our Chinese joint venture.
Net income attributable to parent company. As a result of the foregoing, net income increased from $2.4 million for the three months ended March 31, 2011 to $8.0 million for the three months ended March 31, 2012.
Six months ended March 31, 2012 compared to six months ended March 31, 2011
Net sales. Net sales for the six months ended March 31, 2012 increased by $61.0 million, or 34.6%, to $237.4 million from $176.4 million for the corresponding period in 2011. In our Process Equipment segment, net sales increased by $9.5 million, or 13.5%, to $79.9 million compared to $70.4 million for the corresponding period in 2011. This increase was attributable to increased oilseed processing equipment sales of $5.5 million, primarily in Latin America and Asia, increased thermal processing equipment sales of $1.8 million, primarily in Europe and Asia, and increased biomass pelleting equipment sales of $1.3 million, primarily in Europe.
Net sales in our Engineered Process Systems segment for the six months ended March 31, 2012 increased by $45.4 million, or 53.0%, to $130.9 million compared to $85.6 million for the corresponding period in 2011. The acquisition of Sket in September of 2011 contributed $14.4 million of the increase. Overall, refining equipment sales increased by $17.1 million and biodiesel equipment sales increased by $15.9 million primarily in Europe and Latin America. Sales of oilseed processing equipment increased by $12.4 million in total as increases in North America, Latin America and Europe were offset by decreases in sales to Asia.
Net sales in our All Other segment increased $6.1 million, or 29.6%, to $26.6 million for the six months ended March 31, 2012, from $20.5 million for the corresponding period in 2011, due to increased thermal processing equipment sales of $4.1 million, primarily in and Asia and increased extrusion parts and machinery sales of $1.5 million, primarily in the United States.
Cost of goods sold. Cost of goods sold increased by $41.2 million from $127.2 million or 72.1% of net sales, for the six months ended March 31, 2011 to $168.4 million, or 70.9% of net sales, for the six months ended March 31, 2012. Cost of goods sold as a percentage of net sales decreased in our Process Equipment and Engineered Process Systems segments and remained constant in our All Other segment. The decrease at our Process Equipment segment was driven primarily by improved pricing as market conditions have returned to normal combined with efficiencies gained due to increased volume. The decreases experienced at our Engineered Process Systems segment are primarily a result of reduced volume and improved profitability in Asia. Sales to Asia, where we generally experience our lowest margins, accounted for 52% of the total sales volume for the Engineered Process Systems segment for the six months ended March 31, 2011 compared to 26% for the six months ended March 31, 2012. These decreases were offset slightly by an increase caused by the change in the proportion of sales by each segment to total sales. Our Engineered Process Systems segment, which historically generates our lowest profit margins accounted for 55% of our total sales for the six months ended March 31, 2012 compared to 49% of our total sales for the six months ended March 31, 2011.
Gross profit. As a result of the foregoing, gross profit for the six months ended March 31, 2012 increased by $19.7 million, or 40.0%, to $69.0 million, or 29.1% of net sales, from $49.3 million, or 27.9% of net sales, for the corresponding period in 2011.
Selling, general and administrative expenses. SG&A expenses increased from $23.3 million for the six months ended March 31, 2011 to $27.5 million for the corresponding period in 2012, an increase of approximately $4.2 million, or 18.0%. The increase reflects the inclusion of $2.2 million in SG&A expenses of Sket for the six months ended March 31, 2012 which had not yet been acquired during the corresponding period in 2011. In addition, $0.6 million of bad debt recoveries on large projects in Asia reduced the SG&A expenses for the six months ended March 31, 2011, and direct selling costs increased during the six months ended March 31, 2012 resulting from higher net sales. As a percentage of net sales, SG&A expenses decreased from 13.2% for the six months ended March 31, 2011 to 11.6% for the corresponding period in the current year. The percentage decrease in SG&A expenses as a percentage of net sales is a direct result of the fixed nature of a majority of our SG&A expenses.
Other operating expenses. Other operating expenses increased from $6.4 million for the six months ended March 31, 2011 to $7.2 million for the corresponding period in 2012, an increase of approximately $0.8 million. The increase relates primarily to a $0.6 million increase in management fees and a $0.1 increase in amortization expense.
Income from operations. Income from operations increased from $19.5 million for the six months ended March 31, 2011 to $34.3 million during the corresponding period in 2012, an increase of $14.8 million. As a percentage of net sales, income from operations increased from 11.1% for the six months ended March 31, 2011 to 14.5% for the six months ended March 31, 2012 as a result of the factors mentioned above, particularly the increased sales.
Interest expense, net. Interest expense, net, for the six months ended March 31, 2012, was $10.3 million, compared to $10.8 million for the six months ended March 31, 2011. The decrease of $0.5 million resulted from a decrease in interest accrued on the senior notes in the amount of $1.8 million during the six months ended March 31, 2012 compared to the corresponding period in 2011 resulting from the lower outstanding balance on the senior notes. That decrease was partially offset by a $1.0 million loss on repurchases of senior notes and a $0.4 million write off of deferred financing costs related to the repurchased notes included as a component of interest expense during the six months ended March 31, 2012.
Provision for income taxes. The provision for income taxes was $10.7 million for the six months ended March 31, 2012 compared to $3.1 million for the corresponding period in 2011. The provision for income taxes reflects the combined federal, state and foreign effective tax rate of approximately 44.7% and 36.2% for the six months ended March 31, 2012 and 2011, respectively. Our combined effective tax rate reflects the different federal, state and foreign statutory rates of the various jurisdictions in which we operate and the proportion of taxable income earned in each of those tax jurisdictions. The provision for income taxes for the six months periods ended March 31, 2012 and 2011 differs from the expected income tax expense computed by applying the statutory United States federal tax rates to income before income taxes primarily due to state income taxes, permanent differences between book income and taxable income, the release and recording of valuation allowances against foreign losses, fluctuations in our reserve for uncertain tax positions and our limited ability to utilize foreign tax credits to offset U.S. tax liabilities.
Net income attributable to noncontrolling interest. This is the net income attributable to our joint venture partner. The decrease of $0.3 million from $2.4 million for the six months ended March 31, 2011 to $2.1 million for the corresponding period in 2012 is a result of the decreased profitability of our Chinese joint venture.
Net income attributable to parent company. As a result of the foregoing, net income increased from $3.1 million for the six months ended March 31, 2011 to $11.1 million for the six months ended March 31, 2012.

Liquidity and Capital Resources
The following table summarizes our net cash from our operating activities, investing activities and financing activities and the effect of foreign exchange rate changes on cash and cash equivalents for the first six months of fiscal 2011 and 2012:

	Six Months Ended March 31,
(Dollars in thousands)	2011	2012
Net cash provided by (used in):
Operating activities	$13,848	$(9,138)
Investing activities	(457)	(1,113)
Financing activities	—	(19,212)
Effect of foreign exchange rate changes on cash and cash equivalents	1,915	1,776
Net increase (decrease) in cash and cash equivalents	$15,306	$(27,687)

We have historically financed operations with internally generated funds. Accordingly, we have traditionally not needed to access the capital markets in order to finance our ongoing operations.

Net cash flow used by operating activities was $9.1 million for the six months ended March 31, 2012 compared to net cash provided by operating activities of $13.8 million for the corresponding period in 2011. The decrease in cash provided by (used in) operating activities of $22.9 million reflects the increase in net income of $7.7 million to $13.3 million for the six months ended March 31, 2012 compared to $5.5 million for the six months ended March 31, 2011. Net income for the six months ended March 31, 2012 includes non-cash losses on the repurchase of senior notes of $1.4 million including the write-off of related deferred financing costs. There were no such repurchases during the six months ended March 31, 2011. Cash increases related to net income plus non-cash losses were offset by cash decreases of $30.8 million related to fluctuations in working capital balances. For the six months ended March 31, 2012, fluctuations in working capital were a use of cash of $33.3 million comprised of decreases in cash caused by the fluctuations of restricted customer deposits, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, prepaid expenses and other current assets, billings in excess of costs and estimated earnings on uncompleted contracts and accrued expenses, partially offset by increases in cash caused by the fluctuations of accounts receivable and accounts payable. For the six months ended March 31, 2011, fluctuations in working capital were a use of cash of $2.4 million comprised of decreases in cash caused by fluctuations of restricted customer deposits, costs and estimated earnings in excess of billings on uncompleted contracts, and inventory, partially offset by increases in cash caused by fluctuations in accounts receivable, prepaid expenses and other current assets, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts and accrued expenses.

Net cash flow used in investing activities was $0.5 million and $1.1 million for the six months ended March 31, 2011 and 2012, respectively and related to capital expenditures net of proceeds on disposal.

Net cash flow used in financing activities was $0.0 million and $19.2 million for the six months ended March 31, 2011 and 2012, respectively. The use of cash during the six months ended March 31, 2012 was primarily for the repurchase of senior notes of $14.3 million and the payment of dividends of $5.0 million to our joint venture partner in China.

In November 2009, we entered into a U.S. based senior secured revolving credit facility. Our senior secured revolving credit facility provides up to $14.5 million of revolving credit borrowings, subject to a borrowing base, which is based on the eligible accounts receivable and inventory of our U.S subsidiaries less our aggregate net exposure under permitted hedging obligations and subject to certain reserves. The credit facility expires on April 20, 2013. A portion of the availability under the credit facility is available for the issuance of letters of credit and that the face amount of any outstanding letters of credit will reduce availability under our senior secured revolving credit facility on a dollar-for-dollar basis. Borrowings under the credit facility are subject to certain restrictive covenants, including a fixed charge coverage ratio. At March 31, 2012, we had $14.5 million of unused credit under this facility, of which $5.1 million was available for borrowing based on our borrowing base calculation.
We believe that our operating cash flow and amounts available for borrowing under our senior secured revolving credit facility will be adequate to fund our capital expenditures and working capital requirements for the next twelve months.
Financial Covenants
We are subject to certain restrictive financial covenants contained in our senior secured revolving credit facility including a fixed charge coverage ratio. At September 30, 2011 and March 31, 2012, we were in compliance with all covenants under the facility.

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

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2012

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
There were no sales of unregistered equity securities during the quarter ended March 31, 2012.
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
101***
The following materials from CPM Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 11, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

CPM HOLDINGS, INC.
Date:	May 11, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on May 11, 2012.

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

CPM ACQUISITION CORP.
Date:	May 11, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on May 11, 2012.

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

CROWN ACQUISITION CORP.
Date:	May 11, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on May 11, 2012.

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

CPM WOLVERINE PROCTOR, LLC
Date:	May 11, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on May 11, 2012.

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

CROWN IRON WORKS COMPANY
Date:	May 11, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on May 11, 2012.

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

CPM SA, LLC
Date:	May 11, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on May 11, 2012.

Signatures	Title

/s/ Ted Waitman	President, Chief Executive Officer and Director
Ted Waitman	(Principal Executive Officer)

/s/ Douglas Ostrich	Chief Financial Officer, Treasurer and Secretary
Douglas Ostrich	(Principal Financial Officer)