Form 10-Q
period 2012-06-30
CPM Holdings, Inc.
filed 2012-08-14
CIK 1512574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2012
Common Stock, $0.001 par value per share	936,913 shares

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2012

		BEGINNING
		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at September 30, 2011 and June 30, 2012 (Unaudited)	3
	Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2012 (Unaudited)	4
	Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the year ended September 30, 2011 and the nine months ended June 30, 2012 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2012 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	29

ITEM 4.	Mine Safety Disclosures	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits	30

	Signatures	S- 1
EX-31.1
EX-31.2
EX-32

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2012

PART I. Financial Information
Item 1. Financial Statements.
CPM Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(dollars in thousands, except per share information)	September 30, 2011	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$81,288	$72,489
Restricted customer deposits	26,853	30,989
Accounts receivable, net	48,570	52,259
Inventories	54,026	75,285
Costs and estimated earnings in excess of billings on uncompleted contracts	24,585	22,674
Prepaid expenses and other current assets	4,004	5,533
Deferred taxes	1,523	1,592
Total current assets	240,849	260,821
Property, plant and equipment, net	17,547	16,606
Trademarks	54,178	53,917
Goodwill	140,086	137,721
Other intangibles, net	58,882	48,720
Total assets	$511,542	$517,785

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$—
Accounts payable	31,869	31,443
Accrued expenses	44,401	60,782
Billings in excess of costs and estimated earnings on uncompleted contracts	59,812	51,023
Total current liabilities	136,082	143,248
Long-term debt, less current portion	172,796	159,986
Deferred taxes	27,233	27,876
Other liabilities	2,616	2,303
Total liabilities	338,727	333,413

Commitments and contingencies

Equity
Parent Company stockholders’ equity
Common stock, $.001 par value, authorized shares 1,100,000; shares issued and outstanding 936,913	1	1
Additional paid-in capital	83,105	83,382
Retained earnings	84,456	102,942
Accumulated other comprehensive loss	(7,003)	(11,416)
Total Parent Company stockholders’ equity	160,559	174,909
Noncontrolling interest	12,256	9,463
Total equity	172,815	184,372
Total liabilities and equity	$511,542	$517,785
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(dollars in thousands)	2011	2012	2011	2012
Net sales	$129,130	$99,123	$305,554	$336,522
Cost of goods sold	90,055	66,500	217,205	234,898
Gross profit	39,075	32,623	88,349	101,624

Operating expenses
Selling, general and administrative expenses	16,224	14,350	39,539	41,852
Amortization expense	2,668	2,625	7,977	8,068
Management fees	500	500	1,625	2,237
Total operating expenses	19,392	17,475	49,141	52,157
Income from operations	19,683	15,148	39,208	49,467

Other expense (income)
Interest expense	6,174	5,095	18,176	16,749
Interest income	(418)	(593)	(1,585)	(1,912)
Total other expense	5,756	4,502	16,591	14,837
Income before income taxes	13,927	10,646	22,617	34,630
Income tax expense	4,690	3,259	7,839	13,972
Net income	9,237	7,387	14,778	20,658
Less: Net income attributable to noncontrolling interest	2,425	43	4,834	2,172
Net income attributable to Parent Company	$6,812	$7,344	$9,944	$18,486
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)
(Unaudited)

	Parent Company Stockholders’ Equity
			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Parent Company Stockholders' Equity	Noncontrolling Interest in Subsidiary
	Common Stock			Retained Earnings				Total Equity
(dollars in thousands)	Shares	Amount
Balances at September 30, 2010	936,913	$1	$82,478	$67,965	$(5,958)	$144,486	$4,893	$149,379
Stock-based compensation	—	—	627	—	—	627	—	627
Comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	—	(1,045)	(1,045)	377	(668)
Net income	—	—	—	16,491	—	16,491	6,986	23,477
Total comprehensive income						15,446	7,363	22,809
Balances at September 30, 2011	936,913	1	83,105	84,456	(7,003)	160,559	12,256	172,815
Stock-based compensation	—	—	277	—	—	277	—	277
Dividends	—	—	—	—	—	—	(5,015)	(5,015)
Comprehensive income, net of tax
Foreign currency translation adjustment	—	—	—	—	(4,413)	(4,413)	50	(4,363)
Net income	—	—	—	18,486	—	18,486	2,172	20,658
Total comprehensive income						14,073	2,222	16,295
Balances at June 30, 2012	936,913	$1	$83,382	$102,942	$(11,416)	$174,909	$9,463	$184,372
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CPM Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	June 30,
(dollars in thousands)	2011	2012
Net cash provided by operating activities	$48,540	$12,692

Cash flows from investing activities
Purchases of property, plant and equipment	(1,917)	(2,054)
Proceeds on sales of property, plant and equipment	428	129
Net cash used in investing activities	(1,489)	(1,925)

Cash flows from financing activities
Payments of long-term debt	—	(14,262)
Proceeds from revolving credit facilities	—	82,238
Payments on revolving credit facilities	—	(82,238)
Payments of dividends	—	(5,015)
Net cash used in financing activities	—	(19,277)
Effect of foreign exchange rate changes on cash and cash equivalents	3,301	(289)
Net increase (decrease) in cash and cash equivalents	50,352	(8,799)

Cash and cash equivalents
Beginning of period	58,691	81,288
End of period	$109,043	$72,489
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
During the quarter ended June 30, 2012, the Company identified certain errors related to the elimination of intercompany sales that resulted in consolidated net sales and cost of goods sold being overstated. The cumulative impact of the correction was recorded as a reduction in net sales and cost of sales of $8.0 million during the three month and nine month periods ending June 30, 2012, of which $7.3 million was in the Engineered Process System reporting segment. These corrections had no impact on gross profit or net income, and there is no impact on the consolidated balance sheets, equity statements or cash flow statements for any of the prior periods. The Company has evaluated the impact on prior periods under the guidance in ASC 250-10 (SEC Staff Accounting Bulletin No. 99 “Materiality”) and concluded these matters are not material to any of the prior periods.

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

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Fair Value of Financial Instruments
The Company's financial instruments include cash and cash equivalents, restricted customer deposits, accounts receivable, prepaid expenses and other current assets, accounts payable and long-term debt. The carrying values approximated fair value for cash and cash equivalents, restricted customer deposits, accounts receivable, prepaid expenses and other current assets, accounts payable and the revolving credit facility loan because of the short term nature of these instruments. The fair value of the senior notes, as determined by management based on the quoted market price for the same or similar issues of debt (classified as level 2) is approximately $186,000 and $171,000 at September 30, 2011 and June 30, 2012, respectively.
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

4.	Selected Consolidated Financial Statement Information
Inventories

	September 30, 2011	June 30, 2012
Raw materials	$13,869	$16,542
Work-in-process	7,412	17,450
Finished goods	32,745	41,293
	$54,026	$75,285

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Accrued Warranties

	Twelve months ended September 30, 2011	Nine months ended June 30, 2012
Accrued warranties
Beginning of period	$2,089	$1,706
Warranty liability assumed in acquisition	345	—
Settlements made	(1,160)	(973)
Change in liability related to product warranties issued	432	1,975
End of period	$1,706	$2,708

Accrued warranties are included as a component of accrued expenses on the accompanying balance sheets.
Contracts in Progress

	September 30, 2011	June 30, 2012
Costs incurred on uncompleted contracts	$365,906	$475,337
Estimated earnings on uncompleted contracts	85,011	117,795
Less: Billings on contracts in progress	(486,144)	(621,481)
	$(35,227)	$(28,349)
These amounts are included in the consolidated financial statements as follows:

	September 30, 2011	June 30, 2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,585	$22,674
Billings in excess of costs and estimated earnings on uncompleted contracts	(59,812)	(51,023)
	$(35,227)	$(28,349)

5.	Acquisitions
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
$23,252
The goodwill is not deductible for tax purposes. We believe this acquisition resulted in goodwill as it broadens product portfolios, engineering capabilities, application expertise, and worldwide market coverage. The identifiable other intangibles for Sket include trade names, customer relationships, customer contracts, and software and are amortized over a period of one to ten years with a weighted average useful life of seven years.

6.	Debt
The Company’s debt at September 30, 2011 and June 30, 2012, consists of the following:

	September 30, 2011	June 30, 2012
Senior Notes, net of unamortized discount	$172,796	$159,986
Revolving credit facility loan	—	—
	172,796	159,986
Less: Amounts due within one year	—	—
	$172,796	$159,986
In August 2009, the Company issued $200,000 of Senior Notes due September 1, 2014 at 98.101% of par (the “Senior Notes”), resulting in an original issue discount of $3,798. The original issue discount, net of accumulated amortization was $2,139 and $1,524 at September 30, 2011 and June 30, 2012, respectively. The original issue discount is being amortized using the effective interest method over the term of the debt. The Senior Notes bear interest at 10.625% per year and provide for semi-annual interest payments, in arrears, due on March 1 and September 1. All principal will be paid at maturity. The net proceeds from the offering were used to retire the remaining outstanding borrowings on the previous term loan and revolving credit facility, which provided for a term loan of $210,000 and a revolving credit facility up to $30,000.
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
During the nine months ended June 30, 2012, the Company repurchased Senior Notes having a face value of $13,425 in the open market. As a result of the repurchases, the Company recorded a loss of $1,000 which represents the difference between the acquired debt's purchase price of $14,262 and its carrying value of $13,262. This loss is included in interest expense in the consolidated statements of operations. At the time of the repurchases, the Company also wrote off $441 of unamortized deferred financing costs related to the repurchased debt.
In November 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions which provides for a revolving credit facility consisting of a revolving credit loan and letters of credit in an aggregate amount of up to $14,500, including swing line loans in the principal amount of $5,000. The swing line loans are sub-facilities of the revolving credit facility used for daily fluctuations on borrowings. There were no loans outstanding under the revolving credit facility as of September 30, 2011 and June 30, 2012, respectively. The availability under the facility is subject to a borrowing base, which is based on the eligible receivables, inventory and certain other commitments of the Company’s U.S. subsidiaries. The credit available for borrowing was limited by the borrowing base to $14,500 and $6,253 on September 30, 2011 or June 30, 2012. The Credit Agreement expires on April 20, 2013.
At the Company’s option, borrowings under the revolving credit facility are either Base Rate loans, bearing interest at a rate equal to the greater of (a) the lender’s prime rate (3.25% at June 30, 2012), (b) the LIBOR rate (0.24% at June 30, 2012) plus 1.00% or (c) the federal funds rate (0.09% at June 30, 2012) plus 0.50%; or Eurodollar loans, bearing interest at the adjusted LIBOR rate (0.3% at June 30, 2012). Interest on the Base Rate loans is payable on the last day of each calendar month. Interest on the Eurodollar loans is payable on the last day of each interest period relating to such loan, but not to exceed six months. An applicable margin is added for the Base Rate loans and Eurodollar loans ranging from 2.75% and 4.25%, based on the Company’s fixed charge coverage ratio at the end of a given period, as further defined in the Credit Agreement.
Commitment fees on the revolving credit facility range from 0.625% to 0.75% per year payable quarterly in amounts. Commitment fees on the letters of credit vary, as further defined in the Credit Agreement, and range from 3.75% to 4.25% (or 2.00% if cash collateralized) payable quarterly. Total commitment fees under the revolving credit facility were $41 and $10 for the three month periods ending June 30, 2011, and 2012, respectively, and $100 and $40 for the nine month periods ending June 30, 2011 and 2012, respectively. Outstanding letters of credit were $4,183 and $8,247 at September 30, 2011 and June 30, 2012, respectively. In conjunction with entering into the Credit Agreement in fiscal 2010, the Company paid $914 in costs capitalized as deferred financing fees, consisting of legal, accounting and deal fees directly related to consummation of the Credit Agreement.
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
Environmental Health and Safety Matters
We are subject to a variety of environmental standards imposed by federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air, water and land, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. In the opinion of management, the ultimate disposition of matters arising from these environmental standards will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Litigation
The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, individually and in aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
Segment detail is summarized as follows:

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

	Process Equipment Segment	Engineered Process Systems Segment	All Other	Corporate and Unallocated	Total Company
Three months ended June 30, 2011
Net sales	50,323	68,240	10,567	—	129,130
Income (loss) before income taxes	9,511	10,415	871	(6,870)	13,927
Depreciation and amortization	699	1,941	831	896	4,367
Capital expenditures	1,052	36	19	—	1,107
Nine months ended June 30, 2011
Net sales	120,689	153,795	31,070	—	305,554
Income (loss) before income taxes	20,296	19,920	2,724	(20,323)	22,617
Depreciation and amortization	2,231	5,831	2,455	2,611	13,128
Capital expenditures	1,351	99	153	314	1,917
Three months ended June 30, 2012
Net sales	43,723	39,969	15,431	—	99,123
Income (loss) before income taxes	9,105	4,533	3,134	(6,126)	10,646
Depreciation and amortization	620	2,376	360	1,180	4,536
Capital expenditures	524	116	274	—	914
Nine months ended June 30, 2012
Net sales	123,600	170,910	42,012	—	336,522
Income (loss) before income taxes	24,881	22,280	6,915	(19,446)	34,630
Depreciation and amortization	1,860	7,324	1,068	2,505	12,757
Capital expenditures	1,254	321	468	11	2,054
Total assets at June 30, 2012	225,785	231,058	32,040	28,902	517,785

10.	Related Party Transactions
The Company has a management advisory agreement with GGEP Management, L.L.C. and GGEP Management Ltd. (“Gilbert”) which are related parties. The agreement requires an annual management fee of up to $2,500 per year for management services provided, plus certain fees and expenses. Expense under the management agreement was $500 for the three month periods ended June 30, 2011 and 2012, respectively and $1,625 and $2,237 for the nine month periods ended June 30, 2011 and 2012 respectively. The Company had $500 of management fees included in current liabilities at September 30, 2011 and June 30, 2012, respectively.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

11.	Guarantor Subsidiary Financial Information
The Senior Notes issued in August 2009 (Note 6) have been guaranteed, fully and unconditionally, except for customary release provisions, on a joint and several basis, by its 100% owned U.S. domestic subsidiaries. The following condensed consolidating balance sheets at September 30, 2011 and June 30, 2012, the condensed consolidating statements of operations for the three and nine month periods ended June 30, 2011 and 2012, and the condensed consolidating statements of cash flows for the nine month periods ended June 30, 2011 and 2012 have been prepared in accordance with the requirements for presentation of Rule 3-10(f) of Regulation S-X promulgated under the Securities Act. These condensed consolidating statements reflect CPM Holdings, Inc. as the issuer of the Senior Notes, the Company’s wholly owned U.S. domestic subsidiaries as the guarantors presented on a combined basis, the Company’s non-guarantor subsidiaries presented on a combined basis, and consolidating and eliminating adjustments, to combine such entities on a consolidated basis.
During the quarter ended June 30, 2012, the Company made immaterial corrections to prior period condensed consolidating balance sheets and condensed consolidating statements of cash flows to conform with current period presentation. In the September 30, 2011 condensed consolidating balance sheets, the corrections consisted of a change in the presentation of long-term deferred taxes and income taxes receivable of the Parent Issuer. In the condensed consolidating statements of cash flows for the nine months ended June 30, 2011, the Company corrected the classification of cash dividends received by the Guarantor Subsidiaries from the Non-Guarantor subsidiaries to present them as cash flows from operating activities of the Guarantor Subsidiaries. These amounts were previously classified as cash flows from financing activities of the Guarantor Subsidiaries. These corrections had no impact on the Company's consolidated financial statements. The Company has concluded that these matters are immaterial to the guarantor subsidiary financial statement information presented in current and prior periods.

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Balance Sheet
September 30, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$564	$80,724	$—	$81,288
Restricted customer deposits	—	4,183	22,670	—	26,853
Accounts receivable, net	2,260	58,707	36,184	(48,581)	48,570
Inventories	—	25,635	28,391	—	54,026
Costs and estimated earnings in excess of billings on uncompleted contracts	—	4,717	19,868	—	24,585
Prepaid expenses and other current assets	2,202	1,296	2,708	(2,202)	4,004
Deferred taxes	—	1,350	173	—	1,523
Total current assets	4,462	96,452	190,718	(50,783)	240,849
Property, plant and equipment, net	—	11,825	5,722	—	17,547
Investment in subsidiaries	323,506	65,968	—	(389,474)	—
Deferred taxes	1,187	—	—	(1,187)	—
Trademarks	—	53,778	400	—	54,178
Goodwill	—	116,693	23,393	—	140,086
Other intangibles, net	5,748	45,485	7,649	—	58,882
Total assets	$334,903	$390,201	$227,882	$(441,444)	$511,542
Liabilities and Equity
Current liabilities
Accounts payable	$—	$16,540	$63,910	$(48,581)	$31,869
Accrued expenses	1,548	20,055	25,000	(2,202)	44,401
Billings in excess of costs and estimated earnings on uncompleted contracts	—	12,264	47,548	—	59,812
Total current liabilities	1,548	48,859	136,458	(50,783)	136,082
Long-term debt	172,796	—	—	—	172,796
Deferred taxes	—	15,220	13,200	(1,187)	27,233
Other liabilities	—	2,616	—	—	2,616
Total liabilities	174,344	66,695	149,658	(51,970)	338,727
Commitments and contingencies
Equity
Total Parent Company stockholders’ equity	160,559	323,506	65,968	(389,474)	160,559
Noncontrolling interest	—	—	12,256	—	12,256
Total equity	160,559	323,506	78,224	(389,474)	172,815
Total liabilities and equity	$334,903	$390,201	$227,882	$(441,444)	$511,542

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

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2011

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(18,519)	$42,332	$33,824	$(9,097)	$48,540
Cash flows from investing activities
Purchases of property, plant and equipment	—	(1,280)	(637)	—	(1,917)
Proceeds on sales of property, plant, and equipment	—	349	79	—	428
Net cash used in investing activities	—	(931)	(558)	—	(1,489)
Cash flows from financing activities
Proceeds from (payments of) dividends	—	—	(9,097)	9,097	—
Advances from (to) consolidated subsidiaries	18,519	(22,845)	4,326	—	—
Net cash provided by (used in) financing activities	18,519	(22,845)	(4,771)	9,097	—
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	3,301	—	3,301
Net increase in cash and cash equivalents	—	18,556	31,796	—	50,352
Cash and cash equivalents
Beginning of period	—	2,930	55,761	—	58,691
End of period	$—	$21,486	$87,557	$—	$109,043

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Balance Sheet
June 30, 2012

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$21,236	$51,253	$—	$72,489
Restricted customer deposits	—	438	30,551	—	30,989
Accounts receivable, net	2,260	60,515	55,717	(66,233)	52,259
Inventories	—	40,587	34,698	—	75,285
Costs and estimated earnings in excess of billings on uncompleted contracts	—	4,730	17,944	—	22,674
Prepaid expenses and other current assets	8,165	984	4,549	(8,165)	5,533
Deferred taxes	—	1,419	173	—	1,592
Total current assets	10,425	129,909	194,885	(74,398)	260,821
Property, plant and equipment, net	—	11,170	5,436	—	16,606
Investment in subsidiaries	325,321	68,264	—	(393,585)	—
Deferred taxes	1,187	—	—	(1,187)	—
Trademarks	—	53,514	403	—	53,917
Goodwill	—	115,030	22,691	—	137,721
Other intangibles, net	3,924	39,049	5,747	—	48,720
Total assets	$340,857	$416,936	$229,162	$(469,170)	$517,785
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	—	34,025	63,651	(66,233)	31,443
Accrued expenses	5,962	27,992	34,993	(8,165)	60,782
Billings in excess of costs and estimated earnings on uncompleted contracts	—	11,350	39,673	—	51,023
Total current liabilities	5,962	73,367	138,317	(74,398)	143,248
Long-term debt, net of current portion	159,986	—	—	—	159,986
Deferred taxes	—	15,945	13,118	(1,187)	27,876
Other liabilities	—	2,303	—	—	2,303
Total liabilities	165,948	91,615	151,435	(75,585)	333,413
Commitments and contingencies
Equity
Total Parent Company stockholders’ equity	174,909	325,321	68,264	(393,585)	174,909
Noncontrolling interest	—	—	9,463	—	9,463
Total equity	174,909	325,321	77,727	(393,585)	184,372
Total liabilities and equity	$340,857	$416,936	$229,162	$(469,170)	$517,785

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2012

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$50,178	$67,949	$(19,004)	$99,123
Cost of goods sold	—	35,254	50,250	(19,004)	66,500
Gross profit	—	14,924	17,699	—	32,623
Operating expenses	92	8,546	8,837	—	17,475
Income (loss) from operations	(92)	6,378	8,862	—	15,148
Interest expense (income), net	5,000	71	(569)	—	4,502
Income (loss) before income taxes	(5,092)	6,307	9,431	—	10,646
Income tax expense (benefit)	(1,818)	1,440	3,637	—	3,259
Income (loss) before equity in income (loss) of subsidiaries	(3,274)	4,867	5,794	—	7,387
Equity in income (loss) of subsidiaries	10,618	5,751	—	(16,369)	—
Net income (loss)	7,344	10,618	5,794	(16,369)	7,387
Less: Net income attributable to noncontrolling interest	—	—	43	—	43
Net income (loss) attributable to Parent Company	$7,344	$10,618	$5,751	$(16,369)	$7,344

Condensed Consolidating Statement of Operations
Nine Months Ended June 30, 2012

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$145,044	$221,014	$(29,536)	$336,522
Cost of goods sold	—	103,614	160,820	(29,536)	234,898
Gross profit	—	41,430	60,194	—	101,624
Operating expenses	277	24,075	27,805	—	52,157
Income (loss) from operations	(277)	17,355	32,389	—	49,467
Interest expense (income), net	16,427	234	(1,824)	—	14,837
Income (loss) before income taxes	(16,704)	17,121	34,213	—	34,630
Income tax expense (benefit)	(5,963)	6,080	13,855	—	13,972
Income (loss) before equity in income (loss) of subsidiaries	(10,741)	11,041	20,358	—	20,658
Equity in income (loss) of subsidiaries	29,227	18,186	—	(47,413)	—
Net income (loss)	18,486	29,227	20,358	(47,413)	20,658
Less: Net income attributable to noncontrolling interest	—	—	2,172	—	2,172
Net income (loss) attributable to Parent Company	$18,486	$29,227	$18,186	$(47,413)	$18,486

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2012

(dollars in thousands)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(8,539)	$40,269	$(5,359)	$(13,679)	$12,692
Cash flows from investing activities
Purchases of property, plant and equipment	—	(1,341)	(713)	—	(2,054)
Proceeds on sales of property, plant and equipment	—	—	129	—	129
Net cash used in investing activities	—	(1,341)	(584)	—	(1,925)
Cash flows from financing activities
Payments of long-term debt	(14,262)	—	—	—	(14,262)
Proceeds from revolving credit facilities	—	82,238	—	—	82,238
Payments on revolving credit facilities	—	(82,238)	—	—	(82,238)
Proceeds from (payments of) dividends	—	—	(18,694)	13,679	(5,015)
Advances from (to) consolidated subsidiaries	22,801	(18,256)	(4,545)	—	—
Net cash provided by (used in) financing activities	8,539	(18,256)	(23,239)	13,679	(19,277)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(289)	—	(289)
Net increase (decrease) in cash and cash equivalents	—	20,672	(29,471)	—	(8,799)
Cash and cash equivalents
Beginning of period	—	564	80,724	—	81,288
End of period	$—	$21,236	$51,253	$—	$72,489

CPM Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share information)

12.	Subsequent Events
Senior Secured Notes Tender Offer
On July 31, 2012, the Company commenced a cash tender offer for any and all of its outstanding 10-5/8% Senior Secured Notes due 2014. In conjunction with the tender offer, the Company is soliciting consents from holders of the Notes to certain proposed amendments to the indenture governing the Notes. The tender offer and consent solicitation will expire at 12:01 a.m., New York City time, on August 28, 2012 (the "Expiration Time"), unless extended or earlier terminated by the Company. The Company reserves the right to terminate, withdraw or amend the tender offer and consent solicitation at any time, subject to applicable law.
Holders who validly tender Notes on or prior to 5:00 p.m., New York City time, on August 13, 2012 (the "Consent Expiration Time"), will be eligible to receive $1,056.88 per $1,000 principal amount of Notes tendered, which includes a consent payment of $30 and the tender offer consideration of $1,026.88. Holders who validly tender Notes after the Consent Expiration time and prior to the Expiration Time, will be eligible to receive the tender offer consideration, but not the consent payment.
The purpose of the tender offer is for the Company to acquire all outstanding Notes. The Company intends to finance the purchase of the Notes in the tender offer and consent solicitation using the proceeds from one or more new debt financing transactions.
Acquisition
In July 2012, the Company purchased the remaining 40% noncontrolling interest in Wuhan Crown Friendship Edible Oil Engineering Co., Ltd., the Company's joint venture in China for $33.8 million. As a result of the acquisition, the Company owns 100% of Wuhan Crown Friendship Edible Oil Engineering Co., Ltd. The acquisition was funded though available cash.

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
Overview
Company Overview
We are a global leader in the design, production and marketing of high-quality, efficient, durable process systems, equipment and after-market parts and services for the oilseed, animal feed, breakfast cereal and snack food and biofuels processing industries. We believe that we have the number one or number two global market position, based on sales revenue, in each of our core markets. We have an installed base of more than 25,000 proprietary machines and provided after-market parts and services to over 2,500 customers in fiscal 2011. We serve a diverse customer base from small independent producers to large, blue-chip companies. We employ a flexible, modular design philosophy which minimizes engineering investment while meeting exacting customer requirements. We outsource most of our machining and fabrication of components and perform assembly and testing either in-house or at the customer’s location. This business model provides a flexible cost structure and limits capital expenditure requirements.
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
Market Conditions and Outlook
For the nine months ended June 30, 2012, our net sales and operating income increased at each of our business segments when compared to the nine months ended June 30, 2011. These results are consistent with the increase in our backlog and the improvements in our end markets. We believe that our improved performance will continue at each of our business units through the remainder of fiscal 2012. This belief is supported by our backlog as evidenced below. There can be no assurance, however, that our performance in fiscal 2012 will meet our forecast.
Due to our high level of outsourcing, we continue to be able to rapidly adjust our operations in response to the improving market conditions. This allows us to take advantage of the new opportunities as they are presented.
Backlog
As of June 30, 2012, we had a consolidated backlog of $251.9 million. This figure compares to a consolidated backlog of $266.1 million and $246.6 million at September 30, 2011 and June 30, 2011, respectively. An order normally becomes part of our backlog after we receive a customer down payment or a letter of credit against the order. Our backlog is a measure of unrecognized revenue on booked orders. Our backlog provides revenue visibility into the next three to 18 months, depending on project lead-times and delivery requirements. Historically, once placed in our backlog, our customers have rarely canceled orders. There can be no assurance, however, that our consolidated backlog will convert into revenue.

Results of Operations
The following table sets forth, for the periods indicated, amounts derived from our consolidated statements of operations and related percentages of total net sales.

	Three Months Ended June 30,				Nine Months Ended June 30,
(Dollars in thousands)	2011		2012		2011		2012
Statement of Operations Data:
Net sales
Process Equipment	$50,323	39.0%	$43,723	44.1%	$120,689	39.5%	$123,600	36.7%
Engineered Process Systems	68,240	52.8	39,969	40.3	153,795	50.3	170,910	50.9
All Other	10,567	8.2	15,431	15.6	31,070	10.2	42,012	12.5
Total net sales	129,130	100.0	99,123	100.0	305,554	100.0	336,522	100.0
Cost of goods sold	90,055	69.7	66,500	67.1	217,205	71.1	234,898	69.8
Gross profit	39,075	30.3	32,623	32.9	88,349	28.9	101,624	30.2
Selling, general and administrative expenses	16,224	12.6	14,350	14.5	39,539	12.9	41,852	12.4
Other operating expenses	3,168	2.5	3,125	3.2	9,602	3.1	10,305	3.1
Income from operations	19,683	15.2	15,148	15.2	39,208	12.9	49,467	14.7
Interest expense, net	5,756	4.5	4,502	4.5	16,591	5.4	14,837	4.4
Income before income taxes	13,927	10.7	10,646	10.7	22,617	7.5	34,630	10.3
Income tax expense	4,690	3.6	3,259	3.3	7,839	2.6	13,972	4.2
Net income	9,237	7.1	7,387	7.4	14,778	4.9	20,658	6.1
Net income attributable to noncontrolling interest	2,425	1.9	43	—	4,834	1.6	2,172	0.6
Net income attributable to Parent Company	$6,812	5.2%	$7,344	7.4%	$9,944	3.3%	$18,486	5.5%
Three months ended June 30, 2012 compared to three months ended June 30, 2011
Net sales. Net sales for the three months ended June 30, 2012 decreased by $30.0 million, or 23.2%, to $99.1 million from $129.1 million for the corresponding period in 2011. In our Process Equipment segment, net sales decreased by $6.6 million, or 13.1%, to $43.7 million compared to $50.3 million for the corresponding period in 2011. Sales of oilseed processing equipment decreased by $6.7 million, primarily in Asia and sales of biomass pelleting equipment decreased by $1.6 million primarily in Europe. Those decreases were partially offset by increases in thermal processing equipment sales of $1.8 million, primarily in Africa.
Net sales in our Engineered Process Systems segment for the three months ended June 30, 2012 decreased by $28.3 million, or 41.4%, to $40.0 million compared to $68.2 million for the corresponding period in 2011. Sales of oilseed processing equipment decreased by $25.8 million including a decrease of $27.2 million to Asia which was partially offset by increases in sales to other miscellaneous geographies. The decrease in oilseed processing equipment sales was partially offset by increases in refining equipment sales of $3.8 million, primarily in Europe and Latin America and increases in biodiesel equipment sales of $2.7 million, primarily in Latin America. The preceding includes $5.4 million of sales contributed by Sket for the three months ended June 30, 2012 compared to $0 for the three months ended June 30, 2011 as Sket was acquired in September of 2011. As described in Note 1 to the consolidated financial statements, during the three months ended June 30, 2012, the Company recorded the cumulative impact of a correction of an immaterial error related to the elimination of sales and cost of sales. This correction resulted in a reduction of sales in our Engineered Process Systems segment of $7.3 million for the three months ended June 30, 2012, compared to $0 for the corresponding period in 2011. The Company determined that the impact of this error was not material to any prior periods.
Net sales in our All Other segment increased $4.9 million, or 46.0%, to $15.4 million for the three months ended June 30, 2012, from $10.6 million for the corresponding period in 2011, due to increased extrusion machinery sales of $3.6 million, primarily in Asia and increased thermal processing equipment sales of $1.0 million, primarily in Europe.

Cost of goods sold. Cost of goods sold decreased by $23.6 million from $90.1 million or 69.7% of net sales, for the three months ended June 30, 2011 to $66.5 million, or 67.1% of net sales, for the three months ended June 30, 2012. The primary factor in the decrease in cost of goods sold as a percentage of net sales was the correction of an immaterial error related to the elimination of sales and cost of sales as discussed in Note 1 to the consolidated financial statements. The impact of correcting this matter was to reduce net sales and cost of goods sold by $8.0 million for the three months ended June 30, 2012. Fluctuations in the proportion of sales at each segment added to the decrease in cost of goods sold as a percentage of net sales. Our Engineered Process Systems segment, which historically generates our lowest profit margins accounted for 40% of our total sales for the three months ended June 30, 2012 compared to 53% of our total sales for the three months ended June 30, 2011. These decreases were partially offset by slight increases in cost of goods sold as a percentage of net sales for our Process Equipment segment and our Engineered Process Systems segment.
Gross profit. As a result of the foregoing, gross profit for the three months ended June 30, 2012 decreased by $6.5 million, or 16.5%, to $32.6 million, or 32.9% of net sales, from $39.1 million, or 30.3% of net sales, for the corresponding period in 2011.
Selling, general and administrative expenses. SG&A expenses decreased from $16.2 million for the three months ended June 30, 2011 to $14.4 million for the corresponding period in 2012, a decrease of approximately $1.9 million, or 11.6%. The primary reasons for the decrease are non-recurring expenses during the three months ended June 30, 2011 of $1.4 million related to the closure of our manufacturing facility in the United Kingdom and non-recurring legal and accounting expenses of $0.7 million related to our Registration Statement on Amended Form S-4 filed with the SEC on May 16, 2011. In addition, supplementary compensation expenses decreased by $1.2 million during the three months ended June 30, 2012 compared to the corresponding period in 2011. These decreases were partially offset by $1.2 million in additional SG&A expenses of Sket for the three months ended June 30, 2012 which had not yet been acquired during the corresponding period in 2011 and non-recurring legal and accounting expenses during the three months ended June 30, 2012 of $0.7 million related to the acquisition of the remaining 40% noncontrolling interest in Wuhan Crown Friendship Edible Oil Engineering Co., Ltd., the Company's joint venture in China. As a percentage of net sales, SG&A expenses increased from 12.6% for the three months ended June 30, 2011 to 14.5% for the corresponding period in the current year. The percentage increase in SG&A expenses as a percentage of net sales is a direct result of the fixed nature of a majority of our SG&A expenses and our decrease in sales.
Other operating expenses. Other operating expenses were $3.2 million and $3.1 million for the three months ended June 30, 2011 and 2012, respectively, and are comprised primarily of amortization expense and management fees. Both amortization expense and management fees were consistent for the three months ended June 30, 2011 compared to the three months ended June 30, 2012.
Income from operations. Income from operations decreased from $19.7 million for the three months ended June 30, 2011 to $15.1 million during the corresponding period in 2012, a decrease of $4.6 million primarily as a result of the factors mentioned above, particularly the decreased sales. As a percentage of net sales, income from operations was 15.2% for the three months ended June 30, 2011 and 2012, respectively .
Interest expense, net. Interest expense, net, for the three months ended June 30, 2012, was $4.5 million compared to $5.8 million, for the corresponding period in 2011. The decrease of $1.3 million in interest expense is proportionate to the decrease in outstanding senior notes during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.
Provision for income taxes. The provision for income taxes was $3.3 million for the three months ended June 30, 2012 compared to $4.7 million for the corresponding period in 2011. The provision for income taxes reflects the combined federal, state and foreign effective tax rate of approximately 30.6% and 33.7% for the three months ended June 30, 2012 and 2011, respectively. Our combined effective tax rate reflects the different federal, state and foreign statutory rates of the various jurisdictions in which we operate and the proportion of taxable income earned in each of those tax jurisdictions. The provision for income taxes for the three month periods ended June 30, 2012 and 2011 differs from the expected income tax expense computed by applying the statutory United States federal tax rates to income before income taxes primarily due to state income taxes, permanent differences between book income and taxable income, fluctuations in our reserve for uncertain tax positions and our limited ability to utilize foreign tax credits to offset U.S. tax liabilities.
Net income attributable to noncontrolling interest. This is the net income attributable to our joint venture partner. The decrease of $2.4 million from $2.4 million for the three months ended June 30, 2011 to a small profit for the corresponding period in 2012 is a result of the decreased profitability of our Chinese joint venture.
Net income attributable to parent company. As a result of the foregoing, net income increased from $6.8 million for the three months ended June 30, 2011 to $7.3 million for the three months ended June 30, 2012.

Nine months ended June 30, 2012 compared to nine months ended June 30, 2011
Net sales. Net sales for the nine months ended June 30, 2012 increased by $31.0 million, or 10.1%, to $336.5 million from $305.6 million for the corresponding period in 2011. In our Process Equipment segment, net sales increased by $2.9 million, or 2.4%, to $123.6 million compared to $120.7 million for the corresponding period in 2011. This increase was primarily attributable to increased thermal processing equipment sales of $3.0 million. Sales of thermal processing equipment increased by $5.3 million to Africa, $1.7 million to Latin America, $1.0 million to Europe and $0.9 million to Asia and were partially offset by decreases of $5.3 million to the United States and $0.4 million to Canada.
Net sales in our Engineered Process Systems segment for the nine months ended June 30, 2012 increased by $17.1 million, or 11.1%, to $170.9 million compared to $153.8 million for the corresponding period in 2011. The increase was attributable to increases in sales of refining equipment of $21.0 million and biodiesel equipment of $18.6 primarily in Europe, Latin America, and Asia. These increases were partially offset by decreases in sales of oilseed processing equipment of $13.4 million as decreases in sales to Asia were partially offset by increases in North America, Latin America, Europe and other miscellaneous geographies. The preceding includes $19.8 million of sales contributed by Sket for the nine months ended June 30, 2012 compared to $0 for the nine months ended June 30, 2011 as Sket was acquired in September of 2011. As described in Note 1 to the consolidated financial statements, during the nine months ended June 30, 2012, the Company recorded the cumulative impact of a correction of an immaterial error related to the elimination of sales and cost of sales. This correction resulted in a reduction of sales in our Engineered Process Systems segment of $7.3 million for the nine months ended June 30, 2012, compared to $0 for the corresponding period in 2011. The Company determined that the impact of this error was not material to any prior periods.
Net sales in our All Other segment increased $10.9 million, or 35.2%, to $42.0 million for the nine months ended June 30, 2012, from $31.1 million for the corresponding period in 2011 due to increased thermal processing equipment sales of $5.1 million, primarily in and Asia and Europe and increased extrusion parts and machinery sales of $5.0 million, primarily in Asia.
Cost of goods sold. Cost of goods sold increased by $17.7 million from $217.2 million or 71.1% of net sales, for the nine months ended June 30, 2011 to $234.9 million, or 69.8% of net sales, for the nine months ended June 30, 2012. The primary factor in the decrease in cost of goods sold as a percentage of net sales the correction of an immaterial error related to the elimination of sales and cost of sales as discussed in Note 1 to the consolidated financial statements. The impact of correcting this matter was to reduce net sales and cost of goods sold by $8.0 million for the nine months ended June 30, 2012. In addition, cost of goods sold as a percentage of net sales decreased slightly in our Process Equipment and Engineered Process Systems segments and remained constant in our All Other segment. The decrease at our Process Equipment segment was driven primarily by improved pricing as market conditions have returned to normal combined with efficiencies gained due to increased volume. The decreases experienced at our Engineered Process Systems segment are primarily a result of reduced volume and improved profitability in Asia. Sales to Asia, where we generally experience our lowest margins, accounted for 53% of the total sales volume for the Engineered Process Systems segment for the nine months ended June 30, 2011 compared to 25% for the nine months ended June 30, 2012.
Gross profit. As a result of the foregoing, gross profit for the nine months ended June 30, 2012 increased by $13.3 million, or 15.0%, to $101.6 million, or 30.2% of net sales, from $88.3 million, or 28.9% of net sales, for the corresponding period in 2011.
Selling, general and administrative expenses. SG&A expenses increased from $39.5 million for the nine months ended June 30, 2011 to $41.9 million for the corresponding period in 2012, an increase of approximately $2.3 million, or 5.8%. The increase reflects the inclusion of $3.4 million in SG&A expenses of Sket for the nine months ended June 30, 2012 which had not yet been acquired during the corresponding period in 2011, non-recurring legal and accounting expenses of $0.7 million related to the acquisition of the remaining 40% noncontrolling interest in Wuhan Crown Friendship Edible Oil Engineering Co., Ltd., the Company's joint venture in China, $0.5 million in expenses related to a non-recurring corporate strategic initiative and increased direct selling costs increased during the nine months ended June 30, 2012 resulting from higher net sales. These increases are offset partially by non-recurring expenses during the nine months ended June 30, 2011of $1.7 million related to the closure of our manufacturing facility in the United Kingdom and legal and accounting expenses of $1.0 million related to our Registration Statement on Amended Form S-4 filed with the SEC on May 16, 2011. As a percentage of net sales, SG&A expenses decreased from 12.9% for the nine months ended June 30, 2011 to 12.4% for the corresponding period in the current year. The percentage decrease in SG&A expenses as a percentage of net sales is a direct result of the fixed nature of a majority of our SG&A expenses and our increase in sales.
Other operating expenses. Other operating expenses increased from $9.6 million for the nine months ended June 30, 2011 to $10.3 million for the corresponding period in 2012, an increase of approximately $0.7 million. The increase relates primarily to a $0.6 million increase in management fees and expenses and a $0.1 increase in amortization expense.

Income from operations. Income from operations increased from $39.2 million for the nine months ended June 30, 2011 to $49.5 million during the corresponding period in 2012, an increase of $10.3 million. As a percentage of net sales, income from operations increased from 12.9% for the nine months ended June 30, 2011 to 14.7% for the nine months ended June 30, 2012 as a result of the factors mentioned above, particularly the increased sales.
Interest expense, net. Interest expense, net, for the nine months ended June 30, 2012, was $14.8 million, compared to $16.6 million for the nine months ended June 30, 2011. The decrease of $1.8 million resulted from a decrease in interest accrued on the senior notes in the amount of $2.9 million during the nine months ended March 31, 2012 compared to the corresponding period in 2011 resulting from the lower outstanding balance on the senior notes. That decrease was partially offset by a $1.0 million loss on repurchases of senior notes and a $0.4 million write off of deferred financing costs related to the repurchased notes included as a component of interest expense during the nine months ended June 30, 2012. Interest income increased by $0.3 million during the nine months ended March 31, 2012 compared to the corresponding period in 2011.
Provision for income taxes. The provision for income taxes was $14.0 million for the nine months ended June 30, 2012 compared to $7.8 million for the corresponding period in 2011. The provision for income taxes reflects the combined federal, state and foreign effective tax rate of approximately 40.3% and 34.7% for the nine months ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate was the result of unfavorable discrete items during the nine months ended June 30, 2012 compared to a net benefit from discrete items during the corresponding period in 2011. The discrete items related primarily to foreign earnings inclusions related to dividends paid from certain foreign subsidiaries and resolution to uncertain tax positions associated with an IRS audit during fiscal year 2012. Our combined effective tax rate reflects the different federal, state and foreign statutory rates of the various jurisdictions in which we operate and the proportion of taxable income earned in each of those tax jurisdictions. The provision for income taxes for the nine months periods ended June 30, 2012 and 2011 differs from the expected income tax expense computed by applying the statutory United States federal tax rates to income before income taxes primarily due to state income taxes, permanent differences between book income and taxable income, the release and recording of valuation allowances against foreign losses, fluctuations in our reserve for uncertain tax positions and our limited ability to utilize foreign tax credits to offset U.S. tax liabilities.
Net income attributable to noncontrolling interest. This is the net income attributable to our joint venture partner. The decrease of $2.7 million from $4.8 million for the nine months ended June 30, 2011 to $2.2 million for the corresponding period in 2012 is a result of the decreased profitability of our Chinese joint venture.
Net income attributable to parent company. As a result of the foregoing, net income increased from $9.9 million for the nine months ended June 30, 2011 to $18.5 million for the nine months ended June 30, 2012.
Liquidity and Capital Resources
The following table summarizes our net cash from our operating activities, investing activities and financing activities and the effect of foreign exchange rate changes on cash and cash equivalents for the first nine months of fiscal 2011 and 2012:

	Nine Months Ended June 30,
(Dollars in thousands)	2011	2012
Net cash provided by (used in):
Operating activities	$48,540	$12,692
Investing activities	(1,489)	(1,925)
Financing activities	—	(19,277)
Effect of foreign exchange rate changes on cash and cash equivalents	3,301	(289)
Net increase (decrease) in cash and cash equivalents	$50,352	$(8,799)

We have historically financed operations with internally generated funds. Accordingly, we have traditionally not needed to access the capital markets in order to finance our ongoing operations.

Net cash provided by operating activities was $12.7 million for the nine months ended June 30, 2012 compared to net cash provided by operating activities of $48.5 million for the corresponding period in 2011. The decrease in cash provided by operating activities of $35.8 million is a result of increases in cash caused by an increase in net income of $5.9 million which included non-cash losses on the repurchase of senior notes during 2011 of $1.4 million, reduced by decreases in cash caused by fluctuations in deferred taxes of $15.2 million and fluctuations in working capital of $26.7 million.

Net income increased by $5.9 million to $20.7 million for the nine months ended June 30, 2012 compared to $14.8 million for the nine months ended June 30, 2011. Net income for the nine months ended June 30, 2012 includes non-cash losses on the repurchase of senior notes of $1.4 million including the write-off of related deferred financing costs. There were no such repurchases during the nine months ended June 30, 2011. Cash increases related to net income plus non-cash losses were offset by cash decreases of $26.7 million related to fluctuations in working capital balances. For the nine months ended June 30, 2012, fluctuations in working capital were a use of cash of $22.6 million comprised of decreases in cash caused by the fluctuations of accounts receivable, restricted customer deposits, inventories, prepaid expenses and other current assets, accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by increases in cash caused by the fluctuations of costs and estimated earnings in excess of billings on uncompleted contracts and accrued expenses. For the nine months ended June 30, 2011, fluctuations in working capital provided cash of $4.1 million comprised of increases in cash caused by fluctuations of accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts and accrued expenses, partially offset by decreases in cash caused by fluctuations in accounts receivable, restricted customer deposits, costs and estimated earnings in excess of billings on uncompleted contracts, inventory and prepaid expenses and other current assets.

Net cash flow used in investing activities was $1.5 million and $1.9 million for the nine months ended June 30, 2011 and 2012, respectively and related to capital expenditures net of proceeds on disposal.

Net cash flows used in financing activities were $19.3 million during the nine months ended June 30, 2012 compared to no cash flows related to financing activities for the nine months ended June 30, 2011. The use of cash during the nine months ended June 30, 2012 was primarily for the repurchase of senior notes of $14.3 million and the payment of dividends of $5.0 million to our joint venture partner in China.

In November 2009, we entered into a U.S. based senior secured revolving credit facility. Our senior secured revolving credit facility provides up to $14.5 million of revolving credit borrowings, subject to a borrowing base, which is based on the eligible accounts receivable and inventory of our U.S subsidiaries less our aggregate net exposure under permitted hedging obligations and subject to certain reserves. The credit facility expires on April 20, 2013. A portion of the availability under the credit facility is available for the issuance of letters of credit and that the face amount of any outstanding letters of credit will reduce availability under our senior secured revolving credit facility on a dollar-for-dollar basis. Borrowings under the credit facility are subject to certain restrictive covenants, including a fixed charge coverage ratio. At June 30, 2012, we had $14.5 million of unused credit under this facility, of which $6.3 million was available for borrowing based on our borrowing base calculation.
We believe that our operating cash flow and amounts available for borrowing under our senior secured revolving credit facility will be adequate to fund our capital expenditures and working capital requirements for the next twelve months.
On July 31, 2012, the Company commenced a cash tender offer for any and all of its outstanding 10-5/8% Senior Secured Notes due 2014. The purpose of the tender offer is for the Company to acquire all outstanding Notes. The Company intends to finance the purchase of the Notes in the tender offer and consent solicitation using the proceeds from one or more new debt financing transactions. The Company can provide no assurance regarding the terms of any such refinancing transactions or that any refinancing transactions will occur.
Financial Covenants
We are subject to certain restrictive financial covenants contained in our senior secured revolving credit facility including a fixed charge coverage ratio. At September 30, 2011 and June 30, 2012, we were in compliance with all covenants under the facility.
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

Item 4. Controls and Procedures.
We conducted an evaluation of our disclosure controls and procedures defined under Rule 13a-15e promulgated under the Securities Exchange Act of 1934 (Exchange Act) as of June 30, 2012. As noted in Item 1A. Risk Factors, to our 2011 Annual Report on Form 10-K, material weaknesses in internal controls over financial reporting were disclosed. These material weaknesses may also constitute deficiencies in our disclosure controls. During the period covered by this report our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective, however based on significant work performed to date, management believes that there are no material inaccuracies or omissions of material fact in this report. Management, to the best of its knowledge, believes that the financial statements contained in this report are fairly presented in all material respects.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CPM Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2012

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
There were no sales of unregistered equity securities during the quarter ended June 30, 2012.
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

CPM HOLDINGS, INC.
Date:	August 14, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on August 14, 2012.

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

CPM ACQUISITION CORP.
Date:	August 14, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on August 14, 2012.

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

CROWN ACQUISITION CORP.
Date:	August 14, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on August 14, 2012.

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

CPM WOLVERINE PROCTOR, LLC
Date:	August 14, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on August 14, 2012.

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

CROWN IRON WORKS COMPANY
Date:	August 14, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on August 14, 2012.

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

CPM SA, LLC
Date:	August 14, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on August 14, 2012.

Signatures	Title

/s/ Ted Waitman	President, Chief Executive Officer and Director
Ted Waitman	(Principal Executive Officer)

/s/ Douglas Ostrich	Chief Financial Officer, Treasurer and Secretary
Douglas Ostrich	(Principal Financial Officer)