Form 10-Q/A
period 2012-06-30
CPM Holdings, Inc.
filed 2012-08-29
CIK 1512574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.
No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CPM HOLDINGS, INC.
Date:	August 29, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on August 29, 2012.

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

CPM ACQUISITION CORP.
Date:	August 29, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on August 29, 2012.

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

CROWN ACQUISITION CORP.
Date:	August 29, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on August 29, 2012.

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

CPM WOLVERINE PROCTOR, LLC
Date:	August 29, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on August 29, 2012.

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

CROWN IRON WORKS COMPANY
Date:	August 29, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on August 29, 2012.

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

CPM SA, LLC
Date:	August 29, 2012	By:	/s/ Douglas Ostrich
Douglas Ostrich
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on August 29, 2012.

Signatures	Title

/s/ Ted Waitman	President, Chief Executive Officer and Director
Ted Waitman	(Principal Executive Officer)

/s/ Douglas Ostrich	Chief Financial Officer, Treasurer and Secretary
Douglas Ostrich	(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification by Principal Financial Officer.
32*	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document""
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Previously filed or furnished as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

**	Furnished with this Amendment No. 1.